Form 10-Q
period 1996-06-30
CML CHURCH MORTGAGE INC
filed 1996-08-09
CIK 847433

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

              ___________________________________


                           FORM 10-Q


     (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE PERIOD ENDED June 30, 1996

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission File Number 33-27664




                   CML CHURCH MORTGAGE, INC.
     (Exact name of registrant as specified in its charter)


Wisconsin02-0430692(State or other jurisdiction(IRS Employer
Identification No.)of incorporation or organization)


6 Loudon Road, Concord, New Hampshire03302-0858(Address of principal executive offices)(Zip Code)
                         (603) 224-2373
      (Registrant's telephone number, including area code)


                         Not Applicable
    (Former name, former address and former fiscal year, if
                   changed since last report)



    Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes ______     No _____
                                 X



    Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

At June 30, 1996 there were 52 shares of Common Stock, $1.00 par value, outstanding.




                 PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                   CML CHURCH MORTGAGE, INC.

                         Balance Sheets

              June 30, 1996 and December 31, 1995


                 Assets                                  June
30,        December 31,
                                                           1996
            1995

Unaudited

Cash                                         $      1,765         32,460
Cash and cash equivalents, held by trustee         232,115       117,430
Total cash and cash equivalents                   233,880        149,890

Mortgage loans, held by trustee                 2,521,525      2,988,001
Other real estate owned                           720,000        720,000
Prepaid interest                                   36,146         61,004
Accrued interest receivable                        23,463         27,460
Deferred issuance costs                            71,521         86,462

                                             $  3,606,535      4,032,817


     Liabilities and Stockholder's Equity

Mortgage-backed senior bonds                 $  3,333,160      3,711,160
Mortgage-backed subordinated bonds                204,100        204,100
Accrued interest payable                           32,349         41,850
Residual interests                                 30,180         39,527
Other liabilities                                   4,981          3,720

              Total liabilities                 3,604,770      4,000,357


Stockholder's Equity:
   Common stock, par value $1.00 per share;
   56,000 shares authorized; 1,000 shares issued;
     52 shares outstanding                           1,000         1,000
   Additional paid-in capital                      24,000         24,000
   Retained earnings                                7,765          7,460

              Total                                32,765         32,460
   Less cost of 948 shares reacquired and
     held in treasury                              (31,000)

              Total stockholder's equity            1,765         32,460

                                             $  3,606,535      4,032,817

See accompanying notes to financial statements.
                         CML CHURCH MORTGAGE, INC.

                           Statements of Income
                                (Unaudited)

                                                            For the Three
Months Ended
                                                                    June
30,
                                                              1996
   1995


Revenues:
   Interest on mortgage loans                $     79,899        111,074
   Reduction of residual interest                   9,039
   Reinvestment earnings on cash and cash equivalents
     held by trustee                                1,984          2,010
   Other interest income                               83            247

              Total revenues                 $     91,005        113,331


Expenses:
   Interest                                        82,678         63,357
   Loan servicing fees                              4,691          5,817
   Amortization of deferred issuance costs          8,921         29,471
   Income attributable to residual interests                       5,320
   Reversal of mortgage-backed senior bond reduction                   1,798
   Other expenses                                   (5,356)         7,321

              Total expenses                        90,934        113,084
              Net income                     $         71            247


See accompanying notes to financial statements.









                         CML CHURCH MORTGAGE, INC.

                           Statements of Income
                                (Unaudited)

                                                            For the Six
Months Ended
                                                                  June 30,
1996
                                                              1996
  1995


Revenues:
   Interest on mortgage loans                $    164,581        243,477
   Reduction of residual interest                       9,347
   Reduction of mortgage-backed senior bonds                     293,299
   Reinvestment earnings on cash and cash equivalents
     held by trustee                                4,340          5,020
   Other interest income                              317            481

              Total revenues                      178,585        542,277


Expenses:
   Interest                                       129,767        179,699
   Provision for losses on other real estate owned                     270,000
   Loan servicing fees                              9,556         12,398
   Amortization of deferred issuance costs         14,941         48,319
   Income attributable to residual interests                      11,375
   Reversal of mortgage-backed senior bond reduction                   1,798
   Other expenses                                  24,016         18,207

              Total expenses                      178,280        541,796

              Net income                     $        305            481


See accompanying notes to financial statements.








                         CML CHURCH MORTGAGE, INC.

                         Statements of Cash Flows
                                (Unaudited)



                                                              For the Six
Months Ended
                                                                      June
30,
                                                                 1996
    1995

Cash flows from operating activities:
   Net income                                       $   305           481
   Adjustments to reconcile net income to net cash
     provided by <used in> operating activities:
       Amortization of deferred issuance costs       14,941         48,319
       Income attributable to residual interests                   11,375
       Reduction of mortgage-backed senior bonds                  (293,299)
       Reversal of mortgage-backed senior bond reduction                1,798
       Provision for losses on other real estate owned
                                              270,000
       Decrease in prepaid interest                   24,858
       Reduction of residual interest                  (9,347)
       Decrease in accrued interest receivable         3,997        17,569
       <Decrease> in accrued interest payable          (9,501)    (143,007)
       Increase in other liabilities
1,261
              Net cash provided by <used in>
              operating activities                    26,514       (86,764)



Cash flows from investing activities:
   Principal payments on mortgage loans              466,476    1,730,466

              Net cash provided by investing activities    466,476
1,730,466



Cash flows from financing activities:
   Principal payments on mortgage-backed senior bonds          (378,000)
(1,787,547)
   Payment to redeem stock                            (31,000)

              Net cash used in financing activities            (409,000)
(1,787,547)

Net increase (decrease) in cash and cash equivalents       83,990
(143,845)

Cash and cash equivalents, beginning of period       149,890      326,157

Cash and cash equivalents, end of period            $ 233,880   $ 182,312


See accompanying notes to financial statements.
                         CML CHURCH MORTGAGE, INC.
                 Notes to Financial Statements (Unaudited)

                               June 30, 1996

(1) Basis of Presentation

   The financial statements included herein have been prepared without audit by CML Church
   Mortgage, Inc. ("the Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on form 10K. On January 1, 1995 the Company adopted Financial Accounting Standards Board
   Statement No. 114, Accounting by Creditors for Impairment of a Loan, which requires that creditors value all loans for which it is probable that the creditor will be unable to collect certain amounts due according to the terms of the loan agreement at the present value of expected future cash flows, discounted at the loan's effective interest rate, or observable market price of the impaired loan or the fair value of the collateral if the loan is collateral dependent. Management believes that loan carrying values and loan loss reserves provided in this 10-Q Filing comply with the requirements of this
   Statement.

(2) Potential Problem Loans
   The Company is closely monitoring two mortgage loans collateralized by first liens on church buildings and related properties with unpaid principal balances of $2,123,476 at
   June 30, 1996. Management is concerned with the borrowers' ongoing ability to meet debt service requirements. For each of these two loans, management presently believes that the principal balances and accrued interest, if any, should be fully recoverable in the event of default, based on the most recent appraisal values.

    One of the churches with a recorded principal balance of $1,328,356 has entered into an arrangement whereby the Company drafts $8,300 weekly from the church's
   account.   The
   church has maintained the weekly draft arrangement.

   With respect to the other loan with a recorded balance of $795,120, the church has not made its payment when due on the first of the month. Instead, the church has been drafted weekly and completed the monthly payment on or before the 10th of the month in which it has been due.

   In assessing the recoverability of the loans, management evaluates information concerning the borrowers' financial condition and obtains updates of appraisals as considered necessary. Prior to December 31, 1995, management had established a $100,000 general allowance for loan losses which specifically related to the loans collateralizing the
   Series 1 Senior Bonds. At December 31, 1995 the allowance was reversed due to the significant reduction in mortgage loan balances since the $100,000 estimate was calculated. The one mortgage loan remaining in the Series 1 pool was assessed for recoverability, and management determined that no specific loan loss is necessary for that loan.

(3) Mortgage Loans, Held by Trustee
   The Mortgage loans, which serve as collateral for the mortgage-backed senior and subordinated bonds, consist of fixed interest rate real estate loans evidenced by promissory notes secured by mortgages or similar security interests which create a first lien on church buildings and related properties. The church buildings and properties securing the loans were located in twelve different states across the United States. All of the mortgage loans contain provisions prohibiting prepayment during periods ranging from approximately 36 months to 48 months from the date acquired by the Company. The mortgage loans, when originated, generally had loan-to-value ratios ranging between 23%
and 65%. The ability and willingness of these borrowers to honor their repayment commitments is generally dependent upon the financial condition of the church obligated as mortgagor, which, in turn, depends on the contributions received from members of the congregation.

(4) Other Real Estate Owned
   On December 28, 1993, the Company accepted a deed-in-lieu of foreclosure on a church property securing a loan with an outstanding principal balance of $1,749,203. The property is located near the south central section of Los Angeles, California. As a result of an appraisal received by the Company in November 1993, management recorded a write-down of $534,203 in order to value the property at fair market value less estimated cost to sell. This write-down was treated as a direct reduction of the Series 1
   Subordinated Bonds in the amount of $128,873, the residual interest in the amount of
   $294,462 and the Series 1 Senior Bonds in the amount of $110,868. In 1994, management recorded a second write-down of $124,921. This write-down was treated as a direct reduction of the Series 1 Senior Bonds. In February 1996, the Company received an offer to purchase the property for $720,000 (net of estimated costs to sell).
    As such, an
   additional write-down of $360,000 was made in the 1995 financial statements to record the value of the property at the current value.

   The title of the property has been transferred to a related entity under the control of the Company's parent, CML. The Company, however, has retained an assignment in all cash proceeds generated by the property. Consequently, the Company is accounting for the property as other real estate owned.

(5) Mortgage-backed Senior Bonds
   The following is a summary of the Series 1 Senior Bonds. The interest rate, stated
   maturity and original principal amounts of these bonds, all dated
   August 1, 1989, and the
   outstanding principal amounts at June 30, 1996 follows:
                                                         Outstanding
                                       Original                   Principal
             Interest     Stated       Principal                   Amounts
            Rate         Maturity       Amounts            6/30/96
            9.00        2/10/1994     $  262,000         $  97,608
            9.10        8/10/1994        277,000           103,196
            9.10        2/10/1995        329,000           122,569
            9.10        8/10/1995        348,000           129,648
            9.25        2/10/1996        406,000           151,255
            9.25        8/10/1996        430,000           160,197
            9.25        2/10/1997        493,000           183,667
            9.75        8/10/2001      5,506,000         1,948,809
                                      $8,051,000         $2,896,949

    The above maturity schedule does not reflect the write-downs of Series 1 Senior bonds totaling $595,789 which were recorded by the Company through June 30, 1996 (see notes 3 and 4). Management of the Company believes that if these write-downs are realized as a result of losses on the sale of other real estate owned or foregone interest income on nonperforming mortgage loans, the bondholders would incur losses on a pro-rata share of their investment in relation to the total outstanding senior bonds.

    The following is a summary of the Series 2 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated April 1, 1990 and the outstanding principal amount at June 30, 1996 follows:








                                                         Outstanding
                                       Original                   Principal
             Interest     Stated       Principal                   Amounts
            Rate         Maturity       Amounts            6/30/96
             9.75       10/10/1996       291,000            44,000
             9.75        4/10/1997       308,000            44,000
             9.85       10/10/1997       362,000            58,000
             9.85        4/10/1998       382,000            58,000
            10.50        4/10/2003      5,359,000           828,000
                                       $6,702,000        $1,032,000

   Interest on senior bonds is payable semiannually. The amount to be paid bondholders on each payment date is limited, however, to the funds available in the interest payment account.

   The stated maturities are the dates on which the senior bonds will be fully paid, assuming no prepayments are received on the mortgage loans that serve as collateral. The actual maturities of the senior bonds will be shortened by prepayments on the mortgage loans and by any senior bond calls.

   As a result of defaults on the mortgage loans collateralizing the Series 1 Senior Bonds, the bonds are no longer subject to scheduled or mandatory redemption. Mandatory redemptions may not be reinstated until either (a) such default is cured or (b) the aggregate amount of the principal account plus the aggregate outstanding principal amount of mortgage loans securing the bonds as to which no default in payment of principal or interest has occurred and which has not been cured exceeds the outstanding principal amount of the bonds, and the amount on deposit in the interest payment account plus interest payable on the outstanding principal amount of such nondefaulting mortgage loans
   (assuming no prepayments of principal) is at least equal to the interest payable on the outstanding principal amount of the bonds as may be reduced from time to time by redemption.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
         Operations.

Second Quarter 1996 vs. Second Quarter 1995
   Revenues for the second quarter of 1996 include interest income of $37,532 and $42,367 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The corresponding revenues for the second quarter of 1995 include interest income of $62,504 and $48,570 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The lower income for 1996 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the church mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid.

   Bond redemptions totaled $378,000 and $1,153,803 during the second quarter of 1996 and
   1995, respectively.

First Six Months 1996 vs. First Six Months 1995
   Revenues for the first six months of 1996 include interest income of $76,063 and $88,518 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The corresponding revenues for the first six months of 1995 include interest income of $145,233 and $98,244 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The lower income for 1996 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the church mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid.

   Bond redemptions totaled $378,000 and $1,787,547 during the first six months of 1996 and
   1995, respectively.

   As of April 1, 1994 the lockout period for mortgage loan prepayment had expired for all mortgage loans in the Series 2 pool. Because the interest rate on the mortgage loans in the pool is higher than prevailing rates for similar loans, prepayments on principal on the mortgage loans are likely to occur. Five mortgage loans with outstanding balances totalling $4,245,404 had been prepaid as of June 30, 1994; in the first week of July 1994 another loan with an outstanding balance of $928,325 was prepaid.
   These proceeds from
   prepayment were used to make a $2,726,000 principal payment on senior mortgage-backed bonds outstanding at April 10, 1994 and a $2,362,000 principal payment on senior mortgage-backed bonds outstanding at July 10, 1994. In November 1994 another loan with an outstanding balance of $569,041 was prepaid; these proceeds were used to prepay senior mortgage-backed bonds. Although $5,742,770 of prepayments had been received through December 31, 1994, no assurance can be given as to the rate of prepayments of the mortgage loans pledged as security for the bonds, and therefore no assurance can be given as to the amount and timing of redemptions of bonds or the time that any particular bond will remain outstanding prior to its stated maturity.

   On December 28, 1993, the Company accepted a deed-in-lieu of foreclosure on a church property securing a loan with an outstanding principal balance of $1,749,203. The property is located near the south central section of Los Angeles, California, the scene of civil unrest on April 29, 1992 and an earthquake on January 17, 1994. As a result of an appraisal received by the Company in November 1993, management recorded a write-down of $534,203 at December 31, 1993 in order to value the property at fair market value less estimated cost to sell; in 1994 management recorded a second write-down of $124,921; in the first quarter of 1995 management recorded a third write-down of $270,000; in the fourth quarter of 1995 management recorded a fourth write-down of $90,000, based on a number of factors including an offer for the sale of the property described below.

   On July 14, 1995 the Tenant, which had defaulted on certain lease obligations, was evicted to provide for better property maintenance and availability for marketing. While the building is unoccupied, management has hired a property management firm to monitor the property daily.

   The company received an offer for the sale of the property in the amount of $800,000 in
   March 1996. A Purchase and Sale contract was under negotiation. The company had hired local legal counsel to prepare documentation for the proposed sale. The offer terminated on April 15, 1996 due to the inability of the offering party to gain consensus with respect to the transaction of its Board Members, according to the broker who procured the potential buyer.

   There have been three incidents of substantial vandalism and theft of property at the church property since the third week in February 1996. The extent of the damage is currently being appraised by the insurance company who issued a policy covering the property. The company has been informed that an estimate of the damage and adjuster's opinion will be forthcoming. Additionally, the property is in need of roof and fire alarm repairs, and the company is maintaining a fund-on-deposit in an interest bearing account, which had exceeded the estimates of costs provided by contractors to complete the known needed repairs before the vandalism incidents. As of April 15, 1996, a new commercial broker has been retained for a one year period to market the property.


   The Company is closely monitoring two mortgage loans collateralized by first liens on church buildings and related property with unpaid principal balances of $2,123,476 at
   June 30, 1996. Management is concerned with the borrowers' ongoing ability to meet debt service requirements. For each of these two loans, management presently believes that the principal balances and accrued interest, if any, should be fully recoverable in the event of default, based on the most recent appraisal values. The property with a carrying value of $1,328,356 was appraised on December 20, 1994; the property with a carrying value of $795,120 was appraised on March 4, 1996.

   One of the churches with a recorded principal balance of $1,328,356 has entered into an arrangement whereby the Company drafts $8,300 weekly from the church's
   account.   The
   church has maintained the weekly draft arrangement.

   With respect to the other loan with a recorded balance of $795,120, the church has not made its payment when due on the first of the month. Instead, the church has been drafted weekly and completed the monthly payment on or before the 10th of the month in which it has been due.

   In assessing the recoverability of the loans, management evaluates information concerning the borrowers' financial condition and obtains updates of appraisals as considered necessary. Prior to December 31, 1995, management had established a $100,000 general allowance for loan losses which was specifically related to the loans collateralizing the
   Series 1 Senior Bonds. At December 31, 1995 the allowance was reversed due to the significant reduction in mortgage loan balances since the $100,000 estimate was calculated. The one mortgage loan remaining in the Series 1 pool was assessed for recoverability, and management determined that no specific loan loss in necessary for that loan.

Liquidity and Capital Resources
   The Company has no fixed assets or any commitments outstanding to purchase or lease any fixed assets.

   Each series of mortgage-backed bonds was structured in a manner such that principal and interest payments received from the related mortgage loans would be sufficient to fund all interest and principal payments on the bonds in addition to all other expenses of the
   Company. Interest income from mortgages backing the Series 1 bonds has been reduced since December 31, 1993 due to foregone interest income of a nonaccrual mortgage loan transferred to real estate owned coupled with yield losses due to mortgage loan prepayments. Because of these matters, the Company did not make $170,562 of principal payments scheduled for February 10, 1994 to holders of 9% Unrated Series 1 senior bonds, and $180,327 of principal payments scheduled for August 10, 1994 to holders of 9.10%
   Unrated Series 1 senior bonds. On August 10, 1994, $42,829 of interest due was not paid as scheduled, and on February 10, 1995 an additional $122,569 of principal payments and
   $2,839 of interest due was not paid as scheduled. On August 10, 1995, an additional
   $129,647 of principal payments and $49,745 of interest due was not paid as scheduled. On
   February 10, 1996 an additional $151,255 of principal payments and $120,808 of interest due was not paid as scheduled. These shortfalls of interest income received were not anticipated in cash flow projections at the time the pool was formed. Additionally, no assurance can be given as to the rate of prepayment of the mortgage loans or the amount of foregone interest income from loans in default which may occur in the future. The bonds are non-recourse bonds, and the holders of the bonds may not look to the Company or the Servicer, but may only look to the pool of mortgage loans and other assets securing the bonds for payment of principal and interest thereon. No mortgage loans securing any other series or bonds will be available to satisfy claims of holders of the bonds.

   On May 7, 1996, the directors of CML Church Mortgage, Inc. consented to the adoption of the following votes effective as of April 30, 1996, and in accordance with the bylaws of this Corporation, unanimously consented to the adoption of the following resolutions:

   BE IT RESOLVED,

   The corporation shall purchase from Christian Mutual Life Insurance Company (CML) Nine
   Hundred Forty-eight (948) shares of the Corporation's stock presently owned by CML for a consideration of THIRTY-ONE THOUSAND DOLLARS ($31,000.00) and such repurchased shares shall become treasury shares of the Corporation.


                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
   None.

Item 2.  Changes in Securities
   None.

Item 3.  Defaults Upon Senior Securities
   As discussed in the Liquidity and Capital Resources Section of Item 2 -- Management's
   Discussion and Analysis of Financial Condition and Results of Operations, interest income from mortgages backing the Series 1 bonds has been reduced since December 31, 1993 due to foregone interest income of a nonaccrual mortgage loan transferred to real estate owned coupled with yield losses due to mortgage loan prepayments. Because of these matters, the Company did not make $170,562 of principal payments scheduled for February
   10, 1994 to holders of 9% Unrated Series 1 senior bonds, $180,327 of principal payments scheduled for August 10, 1994 to holders of 9.10% Unrated Series 1 senior bonds and
   $122,569 of principal payments scheduled for February 10, 1995 to holders of 9.10%
   Unrated Series 1 senior bonds, $129,647 of principal payments scheduled for August 10,
   1995 to holders of 9.10% Unrated Series 1 senior bonds, and $151,255 of principal payments scheduled for February 10, 1996 to holders of 9.25% Unrated Series 1 senior bonds. On August 10, 1994, $42,829 of interest due was not paid as scheduled, and on
   February 10, 1995 an additional $2,839 of interest due was not paid as scheduled. On
   August 10, 1995, an additional $49,745 of interest due was not paid as scheduled. On
   February 10, 1996, an additional $120,808 of interest due was not paid as scheduled.

Item 4.  Submission of Matters to a Vote of Security Holders
   None.

Item 5.  Other Information
   The servicer CML has signed a letter of intent and is negotiating the final terms of an agreement with a life insurance company domesticated in Texas which will effect (1) a change in control of CML to the Texas life insurance company, and (2) a change in CML's management. That transaction is conditioned upon and subject to the approvals of, among others, CML's policyholders and insurance regulators. If the transaction occurs as contemplated, the Texas life insurance company would own all outstanding shares of CML
   Church Mortgage, Inc.

Item 6.  Exhibits and Reports on Form 8-K
   None.





















                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date                                                   CML CHURCH
MORTGAGE, INC.


                                                  By:

July 16, 1996                                           Roy S. McCandless,
                                                        President



                                                  By:

July 16, 1996                                           Steven J. Skinner,
                                                        Vice President



                                                  By:

July 16, 1996                                           Fred L. Potter,
                                                        Treasurer