Form 10-Q
period 1996-09-30
CML CHURCH MORTGAGE INC
filed 1996-12-10
CIK 847433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ___________________________________


                                   FORM 10-Q
                                   (Mark one)

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED September 30, 1996

                   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-27664



                           CML CHURCH MORTGAGE, INC.
             (Exact name of registrant as specified in its charter)


Wisconsin                                                      02-0430692
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)


6 Loudon Road, Concord, New Hampshire                        03302-1858
(Address of principal executive offices)                      (Zip Code)

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

                             Yes __x___     No ____



     Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


At September 30, 1996 there were 52 shares of Common Stock, $1.00 par value, outstanding.










                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

                           CML CHURCH MORTGAGE, INC.

                                   Balance Sheets

                         September 30, 1996 and December 31, 1995


               Assets                   September 30,            December 31,

              1996                     1995
                                           Unaudited

Cash                                    $    1,776  $    32,460
Cash and cash equivalents, held by trustee 286,092       117,430
Total cash and cash equivalents         287,868          149,890

Mortgage loans, held by trustee         2,459,446        2,988,001
Other real estate owned                 675,000          720,000
Prepaid interest                        78,025           61,004
Accrued interest receivable             22,689           27,460
Deferred issuance costs                 70,181           86,462
                                     $  3,593,209   $    4,032,817

                                Liabilities and Stockholder's Equity

Mortgage-backed senior bonds    $       3,288,160   $    3,711,160
Mortgage-backed subordinated bonds      204,100          204,100
Accrued interest payable                64,698           41,850
Residual interests                      31,088           39,527
Other liabilities                       3,387            3,720

     Total liabilities                  3,591,433        4,000,357

Stockholder's Equity:
   Common stock, par value $1.00 per share;
   56,000 shares authorized; 1,000 shares issued;
     52 shares outstanding              1,000            1,000
   Additional paid-in capital           24,000           24,000
   Retained earnings                    7,776            7,460

                           Total        32,776           32,460
   Less cost of 948 shares reacquired and
     held in treasury                                   (31,000)

  Total stockholder's equity             1,776           32,460

                                    $    3,593,209  $    4,032,817



See accompanying notes to the financial statements.





                            CML CHURCH MORTGAGE, INC.

                               Statements of Income
                                   (Unaudited)

                                              For the Three Months Ended
                                                      September 30,
                                               1996                1995

Revenues:
   Interest on mortgage loans   $       71,275      $    99,584
   Reduction of residual interest            (908)
   Reduction of mortgage-backed senior bonds 45,000 1,885 Reinvestment earnings on cash and cash equivalents
     held by trustee                    2,747             2,239
   Other interest income                   11               235

            Total revenues      $     118,125     $     103,943

Expenses:
   Interest                             60,980           67,707
   Provision for losses on other real estate owned       45,000
   Loan servicing fees                  4,381            5,410
   Amortization of deferred issuance costs          1,340        5,062
   Income attributable to residual interests       (2,942)
   Reversal of mortgage-backed senior bond reduction   (1,798)
   Other expenses                        6,413                  30,326

   Total expenses                       118,114                103,765
         Net income   $                      11     $              178






See accompanying notes to the financial statements.



























                            CML CHURCH MORTGAGE, INC.

                               Statements of Income

      (Unaudited)

                                               For the Nine Months Ended
                                                         September 30,
                                               1996                1995

Revenues:
   Interest on mortgage loans   $       235,856     $    343,061
   Reduction of residual interest            8,439
   Reduction of mortgage-backed senior bonds     45,000        295,184
   Reinvestment earnings on cash and cash equivalents
     held by trustee                    7,087            7,259
   Other interest income                  328              716

      Total revenues      $         296,710     $         646,220

Expenses:
   Interest                             190,747          247,406
   Provision for losses on other real estate owned       45,000   270,000
   Loan servicing fees                  13,937           17,808
   Amortization of deferred issuance costs          16,281           53,381
   Income attributable to residual interests         8,433
   Other expenses                             30,429                 48,533

        Total expenses                       296,394                645,561
        Net income                   $           316     $              659






See accompanying notes to the financial statements.




























                            CML CHURCH MORTGAGE, INC.

                             Statements of Cash Flows
                                   (Unaudited)

                                             For the Nine Months Ended
                                                         September 30,
                                               1996                1995
Cash flows from operating activities:
   Net income                   $       316  $      659
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
    Amortization of deferred issuance costs           16,281         53,381
       Income attibutable to residual interests        8,433
       Reduction of mortgage-backed senior bonds     (45,000)      (295,184)
       Provision for losses on other real estate owned  45,000         270,000
       (Increase) in prepaid interest        (17,021)
       Reduction of residual interest        (8,439)
       Decrease in accrued interest receivable     4,771             17,680
       Increase (decrease) in accrued interest payable  22,848      (184,464)
       (Decrease) in other liabilities            (333)
         Net cash provided by (used in)
         operating activities                18,423                (129,495)

Cash flows from investing activities:
  Principal payments on mortgage loans      528,555           1,801,103

  Net cash provided by investing activities 528,555           1,801,103

Cash flows from financing activities:
 Principal payments on mortgage-backed senior bonds  (378,000) (1,787,547)
   Payment to redeem stock                 (31,000)

   Net cash used in financing activities  (409,000)         (1,787,547)

Net increase (decrease) in cash and cash equivalents 137,978        (115,939)

Cash and cash equivalents, beginning of period   149,890             326,157

Cash and cash equivalents, end of period     $   287,868     $  210,218







See accompanying notes to financial statements.





















                            CML CHURCH MORTGAGE, INC.

                     Notes to Financial Statements (Unaudited)

                                September 30, 1996

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

(2)  Potential Problem Loans

     The Company is closely monitoring two mortgage loans collateralized by first liens on church buildings and related properties with unpaid principal balances of $2,070,191 at September 30, 1996. Management is concerned with the borrowers' ongoing ability to meet debt service requirements. For each of these two loans, management presently believes that the principal balances and accrued interest, if any, should be fully recoverable in the event of default, based on the most recent appraisal values.

     One of the churches with a recorded principal balance of $1,288,860 has entered into an arrangement whereby the Company drafts $6,464 weekly from the church's account. The church has maintained the weekly draft arrangement.

     With respect to the other loan with a recorded balance of $781,331, the
church has not made its payment when due       on the first of the month.
Instead, the church has been drafted weekly and completed the monthly payment on or before the 30th of the month in which it has been due.

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

(4)  Other Real Estate Owned

     On December 28, 1993, the Company accepted a deed-in-lieu of foreclosure
on a  church property securing a loan with       an outstanding principal
balance of $1,749,203.  The property is located near the south central section
of Los Angeles,       California.  As a result of an appraisal received by the
Company in November 1993, management recorded a write-       down of $534,203
in order to value the property at fair market value less estimated cost to
sell.  This write-down was       treated as a direct reduction of the Series
1 Subordinated Bonds in the amount of $128,873, the residual interest in the amount of $294,462 and the Series 1 Senior Bonds in the amount of
$110,868.  In 1994, management recorded       a second write-down of $124,921.
This write-down was treated as a direct reduction of the Series 1 Senior Bonds.
     In February 1996, the Company received an offer to purchase the property
for $720,000 (net of estimated costs to       sell).  As such, an additional
write-down of $360,000 was made in the 1995 financial statements to record the
value       of the property at the current value.

     In October 1996 the company received an offer for the sale of the property
"as is" for $520,000.  Additionally, two       settlements totalling $207,190
were made covering three incidents of substantial vandalism and theft of
property at       the church property since the third week of February 1996.
As a result of these transactions, an additional $45,000       write-down was
recorded in the third quarter of 1996.  The new carrying value of $675,000
reflects (1) the "as is"       offer price of $520,000 less estimated cost to
sell of approximately $52,000 and (2) the $207,190 settlement amounts for repairs which will not be required if the property is sold "as is".

     The title of the property has been transferred to a related entity under
the control of the Company's parent, CML.  The       Company, however, has
retained an assignment in all cash proceeds generated by the property.
Consequently, the       Company is accounting for the property as other real
estate owned.

(5)  Mortgage-backed Senior Bonds

     The following is a summary of the Series 1 Senior Bonds.  The interest
rate, stated maturity and original principal          amounts of these bonds,
all dated August 1, 1989, and the outstanding principal amounts at September
30, 1996        follows:


Outstanding
                      Original    Principal
                      Interest     Stated      Principal         Amounts
                        Rate      Maturity      Amounts          9/30/96

                        9.00      2/10/1994 $   262,000      $    97,608
                        9.10      8/10/1994     277,000          103,196
                        9.10      2/10/1995     329,000          122,569
                        9.10      8/10/1995     348,000          129,648
                        9.25      2/10/1996     406,000          151,255
                        9.25      8/10/1996     430,000          160,197
                        9.25      2/10/1997     493,000          183,667
                        9.75      8/10/2001   5,506,000        1,948,809
                                            $ 8,051,000      $ 2,896,949

     The above maturity schedule does not reflect the write-downs of Series 1
Senior Bonds totaling $640,789 which were       recorded by the Company through
September 30, 1996 (see notes 3 and 4).  Management of the Company believes that if these write-downs are realized as a result of losses on the sale
of other real estate owned or foregone interest       income on nonperforming
mortgage loans, the bondholders would incur losses on a pro-rata share of their
investment       in relation to the total outstanding senior bonds.











     The following is a summary of the Series 2 Senior Bonds.  The interest
rate, stated maturity and original principal          amounts of these bonds,
all dated April 1, 1990 and the outstanding principal amount at September 30, 1996 follows:


Outstanding
                  Original       Principal
                  Interest        Stated         Principal      Amounts
                   Rate          Maturity         Amounts        9/30/96

                   9.75         10/10/1996    $   291,000    $    44,000
                   9.75          4/10/1997        308,000         44,000
                   9.85         10/10/1997        362,000         58,000
                   9.85          4/10/1998        382,000         58,000
                  10.50          4/10/2003      5,359,000        828,000
                                              $ 6,702,000    $ 1,032,000

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Third Quarter 1996 vs. Third Quarter 1995

     Revenues for the third quarter of 1996 include interest income of $36,470
and $34,805 from mortgages backing the       unrated Series 1 bonds and unrated
Series 2 bonds, respectively.  The corresponding revenues for the third quarter of 1995 include interest income of $51,268 and $48,316 from mortgages
backing the unrated Series 1 bonds and       unrated Series 2 bonds,
respectively.  The lower income for 1996 is attributed to the lower principal
balances of           mortgages outstanding due to mortgage amortization and
mortgage loan principal prepayments.  These prepayments       result in lower
net income because the profit produced by the differences in the interest rate
collected on the church       mortgage loans and the rate paid to bondholders
decreases as mortgage loans are prepaid.

     Bond redemptions totaled $0 and $0 during the third quarter of 1996 and 1995, respectively.

First Nine Months 1996 vs. First Nine Months 1995

     Revenues for the first nine months of 1996 include interest income of
$112,533 and $123,323 from mortgages           backing the unrated Series 1
bonds and unrated Series 2 bonds, respectively.  The corresponding revenues for
the first       nine months of 1995 include interest income of $196,501 and
$146,560 from mortgages backing the unrated Series       1 bonds and unrated
Series 2 bonds, respectively.  The lower income for 1996 is attributed to the
lower principal         balances of mortgages outstanding due to mortgage
amortization and mortgage loan principal prepayments.  These       prepayments
result in lower net income because the profit produced by the differences in
the interest rate collected       on the church mortgage loans and the rate
paid to bondholders decreases as mortgage loans are prepaid.

     Bond redemptions totaled $378,000 and $1,787,547 during the first nine months of 1996 and 1995, respectively.

     As of April 1, 1994, the lockout period for mortgage loan prepayment had
expired for all mortgage loans in the Series       2 pool.  Because the
interest rate on the mortgage loans in the pool is higher than the prevailing
rates for similar loans,       prepayments on principal on the mortgage loans
are likely to occur.  Five mortgage loans with outstanding balances totaling $4,245,404 had been prepaid as of June 30, 1994; in the first week of
July 1994 another loan with an           outstanding balance of $928,325 was
prepaid. These proceeds from prepayment were used to make a $2,726,000 principal payment on senior mortgage-backed bonds outstanding at April 10, 1994
and a $2,362,000 principal payment       on senior mortgage-backed bonds
outstanding at July 10, 1994.  In November 1994 another loan with an
outstanding       balance of $569,041 was prepaid; these proceeds were used to
prepay senior mortgage-backed bonds.  Although         $5,742,770 of
prepayments had been received through December 31, 1994, no assurance can be
given as to the rate       of prepayments of the mortgage loans pledged as
security for the bonds, and therefore no assurance can be given as       to the
amount and timing of redemptions of bonds or the time that any particular bond
will remain outstanding prior       to its stated maturity.

     On December 28, 1993, the Company accepted a deed-in-lieu of foreclosure
on a church property securing a loan with       an outstanding principal
balance of $1,749,203.  The property is located near the south central section
of Los Angeles,       California, the scene of civil unrest on April 29, 1992
and an earthquake on January 17, 1994.  As a result of an          appraisal
received by the Company in November 1993, management recorded a write-down of
$534,203 at December       31, 1993 in order to value the property at fair
market value less estimated cost to sell; in 1994 management recorded       a
second write-down of $124,921; in the first quarter of 1995 management recorded
a third write-down of $270,000;       in the fourth quarter of 1995 management
recorded a fourth write-down of $90,000; in the third quarter of 1996, management recorded a fifth write-down of $45,000, based on a number of factors
including an offer for the sale of       the property described below.

     On July 14, 1995 the Tenant, which had defaulted on certain lease
obligations, was evicted to provide for better          property maintenance
and availability for marketing.  While the building is unoccupied, management
has hired a            property management firm to monitor the property daily.

     There have been three incidents of substantial vandalism and theft of
property at the church property since the third       week in February 1996.
The extent of the damage has been appraised by the insurance company who issued
a policy       covering the property.  The insurance company issuing this
policy has made two settlements covering the three            incidents
totaling $207,190.30.  $177,655.08 was received on September 4, 1996 and
$29,535.22 on October 28,       1996.  Additionally, the property is in need
of roof and fire alarm repairs, and the Company is maintaining a fund-on-
  deposit in an interest bearing account, which had exceeded the estimates of
costs provided by contractors to complete       the known needed repairs before
the vandalism incidents.  As of April 15, 1996, a new commercial broker has
been       retained for a one year period to market the property.  The Company
has received an offer for the sale of the property       "as is" for $520,000.
A Purchase and Sale Agreement is currently being negotiated for a cash sale
prior to year ending       1996.

     The Company is closely monitoring two mortgage loans collateralized by
first liens on church buildings and related         property with unpaid
principal balances of $2,070,191 at September 30, 1996.  Management is
concerned with the       borrower's ongoing ability to meet debt service
requirements.  For each of these two loans, management presently       believes
that the principal balances and accrued interest, if any, should be fully
recoverable in the event of default,        based on the most recent appraisal
values.  The property with a carrying value of $1,288,860 was appraised on
       December 20, 1994; the property with a carrying value of $781,331 was appraised on March 4, 1996.

     One of the churches with a recorded principal balance of $1,288,860 has
entered into an arrangement whereby the       Company drafts $6,464 weekly from
the church's account.  The church has maintained the weekly draft arrangement.

     With respect to the other loan with a recorded balance of $781,331, the
church has not made its payments when due       on the first of the month.
Instead, the church has been drafted weekly and completed the monthly payment
on or        before the 30th of the month in which it has been due.

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

                           Liquidity and Capital Resources

     The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.

     Each series of mortgage-backed bonds was structured in a manner such that
principal and interest payments received       from the related mortgage loans
would be sufficient to fund all interest and principal payments on the bonds
in addition       to all other expenses of the Company.  Interest income from
mortgages backing the Series 1 bonds has been reduced       since December 31,
1993 due to foregone interest income of a nonaccrual mortgage loan transferred
to real estate       owned coupled with yield losses due to mortgage loan
prepayments.  Because of these matters, the Company did not       make $170,562
of principal payments scheduled for February 10, 1994 to holders of 9% Unrated
Series 1 senior         bonds, and $180,327 of principal payments scheduled for
August 10, 1994 to holders of 9.10% Unrated Series 1        senior bonds.  On
August 10, 1994, $42,829 of interest due was not paid as scheduled, and on
February 10, 1995       an additional $122,569 of principal payments and $2,839
of interest due was not paid as scheduled.  On August 10,       1995, an
additional $129,647 of principal payments and $49,745 of interest due was not
paid as scheduled.  On         February 10, 1996 an additional $151,255 of
principal payments and $120,808 of interest due was not paid as scheduled.  On August 10, 1996 an additional $160,197 of principal payments and
$67,962 of interest due was not       paid as scheduled.  These shortfalls of
interest income received were not anticipated in cash flow projections at the time the pool was formed.  Additionally, no assurance can be given as to
the rate of prepayment of the mortgage loans       or the amount of foregone
interest income from loans in default which may occur in the future.  The bonds
are non-       recourse bonds, and the holders of the bonds may not look to the
Company or the Servicer, but may only look to the       pool of mortgage loans
and other assets securing the bonds for payment of principal and interest
thereon.  No mortgage       loans securing any other series or bonds will be
available to satisfy claims of holders of the bonds.

     On May 7, 1996, the directors of CML Church Mortgage, Inc. consented to
the adoption of the following votes            effective as of April 30, 1996,
and in accordance with the bylaws of this Corporation, unanimously consented
to the       adoption of the following resolutions:

     BE IT RESOLVED,

     The corporation shall purchase from Christian Mutual Life Insurance
Company ("CML") Nine Hundred Forty-eight (948)       shares of the
Corporation's stock presently owned by CML for a consideration of THIRTY-ONE
THOUSAND DOLLARS       ($31,000.00) and such repurchased shares shall become
treasury shares of the Corporation.











































                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
      None.

Item 2.  Changes in Securities
      None.

Item 3.  Defaults Upon Senior Securities

      As discussed in the Liquidity and Capital Resources Section of Item 2 -
- Management's Discussion and Analysis        of Financial Condition and
Results of Operations, interest income from mortgages backing the Series 1
bonds has        been reduced since December 31, 1993 due to foregone
interest income of a nonaccrual mortgage loan transferred        to real
estate owned coupled with yield losses due to mortgage loan prepayments.
Because of these matters, the        Company did not make $170,562 of
principal payments scheduled for February 10, 1994 to holders of 9%
  Unrated Series 1 senior bonds, $180,327 of principal payments scheduled for
August 10, 1994 to holders of          9.10% Unrated Series 1 senior bonds
and $122,569 of principal payments scheduled for February 10, 1995 to holders of 9.10% Unrated Series 1 senior bonds, $129,647 of principal
payments scheduled for August 10, 1995        to holders of 9.10% Unrated
Series 1 senior bonds, $151,255 of principal payments scheduled for February
10,        1996 to holders of 9.25% Unrated Series 1 senior bonds, and
$160,197 of principal payments scheduled for          August 10, 1996 to
holders of 9.25% Unrated Series 1 senior bonds.  On August 10, 1994, $42,829
of interest        due was not paid as scheduled, and on February 10, 1995 an
additional $2,839 of interest due was not paid as        scheduled.  On
August 10, 1995, an additional $49,745 of interest due was not paid as
scheduled.  On February        10, 1996, an additional $120,808 of interest
due was not paid as scheduled.  On August 10, 1996, an additional
$67,962 of interest due was not paid as scheduled.

Item 4.  Submission of Matters to a Vote of Security Holders
      None.

Item 5.  Other Information

      The transaction described in the Other Information section of the
previous 10-Q Filing occurred on September 10,        1996.  The servicer CML
has entered into an agreement with a life insurance company domesticated in
Texas         which produces (1) a change in control of CML to the Texas life
insurance company and (2) a change in CML's        management.  The Texas
life insurance company now owns all outstanding shares of CML Church Mortgage, Inc.

Item 6.  Exhibits and Reports on Form 8-K
      None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     Date                                  CML Church
Mortgage, Inc.




     November 13, 1996                                  By:

                                                                     Jane Sy,
President








     November 13, 1996                                  By:

                                        Charlesa Hooper, Secretary