Form 10-K
period 1996-12-31
CML CHURCH MORTGAGE INC
filed 1997-04-16
CIK 847433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________

FORM 10-K
(Mark one)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

Commission File Number 33-27664


CML CHURCH MORTGAGE, INC.
(Exact name of registrant as specified in its charter)

Wisconsin     02-0430692
(State or other jurisdiction (IRS Employer Identification No.)
of incorporation or organization)

2727 Allen Parkway, Houston, Texas     77019-2115
(Address of principal executive offices)    (Zip Code)

(713) 529-0045
(Registrant's telephone number, including area code)
Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section by 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No ___

    Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

At December 31, 1996 there were 52 shares of Common Stock, $1.00 par value, outstanding.

Part I


Item 1-Business
CML Church Mortgage, Inc. (the Company) was incorporated in the State of Wisconsin on March 10, 1989, and is a wholly-owned subsidiary of Christian Mutual Life Insurance Company. The Company was organized to facilitate the financing of mortgage loans and is not permitted and does not intend to engage in any business activities other than (i) to issue bonds secured by promissory notes secured by first liens on real estate, (ii) to purchase or otherwise acquire, own, hold, transfer, convey, assign, pledge, mortgage, finance, refinance and otherwise deal with such mortgage collateral, (iii) to invest and reinvest the payments received with respect to the mortgage collateral, and (iv) to engage in any activities incidental and necessary for such purposes. The Company does not have, nor is it expected in the future to have, any significant assets other than the assets pledged as security for specific series of securities issued by it.

    There are no paid employees of the Company.

Item 2 - Properties
The Company owns no property and leases no office space.

Item 3 - Legal Proceedings
The Company is not a party to any material pending legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders
No matters were submitted during the fourth quarter of the fiscal year 1996 to a vote of security holders.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters No effort has been made to make a market for the common stock of the Company. Christian Mutual Life Insurance Company owns 100% of the issued and outstanding shares of the Company.

Item 6 - Selected Financial Data  1996 1995 1994 1993 1992

Total revenue $ 492,266 798,889   1,358,701 2,436,084 1,901,172
Net income    327  875  661  653  849
Earnings per share
    of common stock     .89  .88       .66       .65  .85
Cash dividends per
    share declared -    -    -    -    -
Total Assets  3,045,276 4,032,817 6,752,597 13,807,572     17,565,358
Mortgage-backed bonds   2,993,724 3,915,260 6,411,771 13,062,952     16,460,690
Stockholder's equity    1,787     32,460    31,585    30,924    30,271


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Years ended December 31, 1996 compared to December 31, 1995
Revenues for 1996 include interest income of $147,842 and $141,992 from mortgages backing the Series 1 and Series 2 bonds, respectively. The corresponding interest income for 1995 includes $236,002 and $193,650 from mortgages backing the Series 1 and Series 2 bonds, respectively. The lower interest income for 1996 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate to the bondholders decreases as mortgage loans are prepaid.

Prepayments also increase the charge in the period of prepayment for amortization of deferred issuance costs, which occurs over the life of the outstanding bonds.

Bond redemptions totaled $752,870 and $2,274,227 during 1996 and 1995, respectively.

Years ended December 31, 1995 compared to December 31, 1994
Revenues for 1995 include interest income of $236,002 and $193,650 from mortgages backing the Series 1 and Series 2 bonds, respectively. The corresponding interest income for 1994 includes $532,008 and $477,244 from mortgages backing the Series 1 and Series 2 bonds, respectively. The lower interest income for 1995 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate paid to the bondholders decreases as mortgage loans are prepaid.

Prepayments also increase the charge in the period of prepayment for amortization of deferred issuance costs, which occurs over the life of the outstanding bonds. As a result, the residual interest was written down by $137,083 for accelerated amortization of deferred issuance costs at December 1994.

Bond redemptions totaled $2,274,227 and $6,488,544 during 1995 and 1994, respectively.


Other Real Estate Owned
On December 28, 1993, the Company accepted a deed-in-lieu of foreclosure on a church property securing a loan with an outstanding principal balance of $1,749,203. The property is located near the south central section of Los Angeles, California.

As a result of an appraisal received by the Company in November 1993, management recorded a write-down of $534,203 in order to value the property at fair market less estimated cost to sell. This write-down was treated as a direct reduction of the Series 1 Subordinated Bonds in the amount of $128,873, the residual interest in the amount of $294,462 and the Series 1 Senior Bonds in the amount of $110,868. In 1994, management recorded a second write-down of $124,921.
This write-down was treated as a direct reduction of the Series 1 Senior Bonds. In February 1996, the Company received an offer to purchase the property for $720,000 (net of estimated costs to sell). As such, an additional write-down of $360,000 was made in the 1995 financial statements to record the value of the property at the current value.

In October 1996, the Company received an offer for the sale of the property "as is" for $520,000. Additionally, two settlements totaling $207,190 were made covering three incidents of substantial vandalism and theft of property at the
church property since the third week of February 1996.   As a result of these
transactions, an additional $45,000 write-down was recorded in the third quarter of 1996. The new carrying value of $675,000 reflects (1) the "as is" offer price of $520,000 less estimated cost to sell of approximately $52,000 and (2) the $207,190 settlement amounts for repairs which will not be required if the property is sold "as is." An environmental inspection revealed asbestos that was exposed by the vandalism incidents. The cost of the asbestos removal was estimated at $150,000 further reducing the offer price to approximately $370,000. As a result, an additional $123,666 write-down was recorded at December 31, 1996.

The property was sold "as is" on December 30, 1996, for approximately $370,000 and the funds were received in early January 1997.

The Company is closely monitoring two mortgage loans collateralized by first liens on church buildings and related property with unpaid principal balances of $2,018,902 at December 31, 1996. Management is concerned with the borrowers' ongoing ability to meet debt service requirements. For each of these two loans, management presently believes that the principal balances and accrued interest, if any, should be fully recoverable in the event of default, based on the most recent appraisal values. The property with a carrying value of $1,246,993 was appraised on December 20, 1994; the property with a carrying value of $771,909 was appraised on March 4, 1996.

One of the churches with a recorded principal balance of $1,246,993 has entered into an arrangement whereby the Company drafts $6,464 weekly from the church's account. The church has maintained the weekly draft arrangement.

With respect to the other loan with a recorded balance of $771,909, the church has not made its payment when due on the first of the month. Instead, the church has been drafted weekly, as advised by the church, and completed the monthly payment on or before the 30th of the month in which it has been due.
As of December 31, 1996, payments were completed through December 1, 1996. It is anticipated that this church will obtain refinancing through a bond program and pay off its current balance in the second quarter of 1997, depending on the success of the bond sales.

In assessing the recoverability of the loans, management evaluates information concerning the borrowers' financial condition and obtains updates of appraisals as considered necessary. Prior to December 31, 1995, management had established a $100,000 general allowance for loan losses which was specifically related to the loans collateralizing the Series 1 senior bonds. At December 31, 1995, the allowance was reversed due to the significant reduction in mortgage loan balances since the $100,000 estimate was calculated. The one mortgage loan remaining in the Series 1 pool was assessed for recoverability, and management determined that no specific loan loss is necessary for that loan.

Liquidity and Capital Resources
The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.

Each series of mortgage-backed bonds was structured in a manner such that principal and interest payments received from the related mortgage loans would be sufficient to fund all interest and principal payments on the bonds in addition to all other expenses of the Company. As discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations 1996 vs. 1995 and 1995 vs. 1994, interest income from mortgages backing the Series 1 bonds declined in both 1996 and 1995 due to foregone interest income of a nonaccrual mortgage loan transferred to real estate owned coupled with yield losses due to mortgage loan prepayments. Because of these matters, the Company did not make $122,569 of principal payments and $2,839 of interest due as scheduled for February 10, 1995 to holders of 9.10% unrated Series 1 senior bonds and $129,647 of principal payments scheduled for August 10, 1995 to holders of 9.10% unrated Series 1 senior bonds. On February 10, 1996, an additional $133,980 of principal payments was not paid as scheduled and $141,900 of principal payments scheduled for August 10, 1996, to holders of 9.10% unrated Series 1 senior bonds. These shortfalls of interest income received were not anticipated in cash flow projections at the time the pool was formed. Additionally, no assurances can be given as to the rate of prepayments of the mortgage loans or the amount of foregone interest income from loans in default which may occur in the future or cash flow from mortgage loans and the underlying collateral can satisfy the bond obligations. The bonds are non-recourse bonds, and the holders of the bonds may not look to the Company or the Servicer, but may only look to the pool of mortgage loans and other assets securing any other series or bonds will be available to satisfy claims of holders of the bonds.

Item 8 - Financial Statements and Supplementary Data
The financial statements of the Company as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995, and 1994 along with the independent auditors' reports are included herein.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
On March 26, 1997 CML Church Mortgage, Inc. filed Form 8-K to report the appointment of KPMG Peat Marwick LLP as principal accountant for the Company on March 26, 1997.

The audit reports on the financial statements of CML Church Mortgage, Inc. by Smith, Batchelder & Rugg for the year ended December 31, 1994 and Ernst & Young LLP as of and for the year ended December 31, 1995, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

PART III


Item 10 - Directors and Executive Officers of the Company
The directors and executive officers of the Issuer are as follows:

    Name Age  Positions and Offices Held
    Jane Sy    41  President
    Charlesa Hooper      36  Secretary

Ms. Sy joined Christian Mutual Life Insurance Company in 1996, on the acquisition of the Company's parent by Central United Life Insurance Company.

Ms. Hooper joined Christian Mutual Life Insurance Company in 1996, on the acquisition of the Company's parent by Central United Life Insurance Company.

Item 11 - Executive Compensation
The Company has no salaried employees.

The directors and executive officers of the Company are required to devote only so much of their time to the Company's affairs as is necessary or required for the effective conduct and operation of the Company's business. The mortgage loan Servicing Agreement provides that Christian Mutual Life Insurance Company, as Servicer, will assume principal responsibility for administering the day-to-day operations of the Company and performing or supervising the performance of such other administrative functions necessary in managing the Company as may be agreed upon by the Christian Mutual Life Insurance Company and the Board of Directors of the Company. The officers named above, in their capacities as such, will devote only a small portion of their time to the affairs of the Company. However, since the above officers are employees of the Servicer, they will devote such portion of their time to the affairs of Christian Mutual Life Insurance Company in their capacities as employees of Christian Mutual Life Insurance Company, as is required for the performance of the duties of Christian Mutual Life Insurance Company under the Servicing Agreement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
As of December 31, 1996, Christian Mutual Life Insurance Company owns 100% of the outstanding shares of Common Stock of the Company (52 shares) and has the sole voting and dispositive powers.

Item 13 - Certain Relationships and Related Transactions
The mortgage loans held by Trustee were originated by CML and were acquired by the Company for $17,317,000 (the outstanding principal balance at date of acquisition). The mortgage loans serve as collateral for $9,153,000 of Series 1 mortgage-backed bonds and $8,164,000 of Series 2 mortgage-backed bonds. CML will continue to service the mortgage loans for the Company for annual fees equal to 0.40% and 0.45%, respectively, of the outstanding mortgage loan principal balances backing the Series 1 and Series 2 mortgage-backed bonds.

CML purchased from the Company subordinated bonds in the amount of $274,590 and $204,100 pertaining to the Series 1 and Series 2 pools, respectively.

Losses of principal on mortgage loans will be charged directly to the Subordinated Bonds as an automatic reduction of the outstanding principal balances. Similarly, past due or defaulted interest amounts on mortgage loans will reduce interest otherwise payable on the Subordinated Bonds. This reduction will continue to the extent and as long as the interest paid on the mortgage loans is not current.

PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

INDEX TO FINANCIAL STATEMENTS

Financial Statements and Schedule Page No.

Independent Auditors' Report (KPMG Peat Marwick LLP)  F-1

Report of Independent Auditors (Ernst & Young LLP)    F-2

Balance Sheets as of December 31, 1996 and 1995  F-3

Statements of Operations for the years ended December 31, 1996, 1995 and 1994 F-4

Statements of Stockholder's Equity for the years ended December 31, 1996, 1995 and 1994 F-5

Statements of Cash Flows for the years ended December 31, 1996,
    1995 and 1994  F-6

Notes to Financial Statements     F-7

The following schedule is filed as part of this Annual Report on Form 10-K:

    Schedule IV - Mortgage Loans on Real Estate  S-1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Exhibits

The Exhibits filed as a part of this Annual Report are listed in the attached
Exhibit Index.


Reports on Form 8-K

The Company filed no report on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 27th day of March, 1997.

CML CHURCH MORTGAGE, INC.



_______________________________________
Jane Sy, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature Title     Date


    ____________________
    Jane Sy   President March 27, 1997


    ____________________
    Charlesa Hooper     Secretary March 27, 1997










Independent Auditors' Report

The Board of Directors
CML Church Mortgage, Inc.:


We have audited the balance sheet of CML Church Mortgage, Inc. (the Company) as of December 31, 1996, and the related statements of operations, changes in stockholder's equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CML Church Mortgage, Inc. at December 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


    KPMG PEAT MARWICK LLP



Houston, Texas
March 26, 1997









Report on Independent Auditors


Board of Directors
CML Church Mortgage, Inc.


We have audited the balance sheet of CML Church Mortgage, Inc. (the Company) as of December 31, 1995, and the related statements of operations, changes in stockholder's equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit. The 1994 financial statements of CML Church Mortgage, Inc. were audited by other auditors who have ceased operations and whose report dated February 1, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CML Church Mortgage, Inc. at December 31, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.



    Ernst & Young LLP


Boston, Massachusetts
March 15, 1996

CML CHURCH MORTGAGE, INC.
Notes to Financial Statements
December 31, 1996 and 1995


    (1)  Organization and Summary of
Significant Accounting Policies
         Organization
CML Church Mortgage, Inc. (the Company) was incorporated in the State of Wisconsin on March 10, 1989, and is a wholly-owned subsidiary of Christian Mutual Life Insurance Company (CML). The Company was organized to facilitate the financing of mortgage loans and is not permitted and does not intend to engage in any business activities other than (1) to issue bonds secured by promissory notes secured by first liens on real estate, (2) to purchase or otherwise acquire, own, hold, transfer, convey, assign, pledge, mortgage, finance, refinance and otherwise deal with such mortgage collateral, (3) to invest and reinvest the payments received with respect to the mortgage collateral fund from any disposition or liquidation of the mortgage collateral and (4) to engage in any activities incidental and necessary for such purposes.

         Basis of Presentation
The financial statements have been prepared in accordance with generally accepted accounting principles.

The preparation of the financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

Significant accounting policies are as follows:

         Mortgage-Backed Bonds
On August 29, 1989, the Company sold $9,153,000 of senior bonds and $274,590 of subordinated bonds (Series 1), and on April 11, 1990, the Company sold $8,164,000 of senior bonds and $204,100 of subordinated bonds (Series 2). The bonds are nonrecourse bonds and the holders of the bonds may not look to the Company, but may only look to the pool of mortgage loans securing the bonds for payment of principal and interest thereon. No mortgage loans securing any other series or bonds will be available to satisfy claims or holders of the bonds.

Mortgage-backed bonds are stated at their outstanding unpaid principal balances.

         Description of Assets Collateralizing
Mortgage-Backed Bonds
Loans are stated at their outstanding unpaid principal balances.

(Continued)

Each series of mortgage-backed bonds is secured by a pool of assets (the Pool) consisting of: (a) mortgage loans, which consist of fixed interest rate real estate loans evidenced by promissory notes secured by mortgages or similar security interests which create a first lien on church buildings and related properties, (b) a principal payment account (used to deposit receipts of mortgage loan principal), (c) an interest payment account and (d) reinvestment earnings on the principal and interest payment account balances. A separate Pool is maintained for each series of mortgage-backed bonds.

Accrual of interest income on mortgage loans is discontinued when management has determined that the borrower will be unable to meet contractual obligations and/or when loans are 90 days or more in arrears, except in certain instances where management believes that collateral held by the Company is clearly sufficient and full satisfaction of both principal and interest is highly probable. When a loan is placed on nonaccrual, all interest previously accrued but not collected is reversed against current period income. Nonaccrual loans may be returned to an accrual status when principal and interest payments are not delinquent and the risk characteristics of the loan have improved to the extent that there no longer exists a material concern as to the collectibility of principal.

         Deferred Issuance Costs
Deferred issuance costs consist of underwriting discounts and other expenses of issuance and distribution of the mortgage-backed senior bonds. Such costs are amortized over the life of the outstanding bonds using a method which approximates the effective interest method, adjusted for prepayment.

         Residual Interest
Upon issuance of the senior bonds, the Company sold, without recourse, separate residual interests in the respective Pools underlying the Series 1 and Series 2 bonds. Provided there has been no default or deficiency in the payment of principal or interest on the respective senior or subordinated bonds, as defined, the holders of the residual interest are entitled to receive all amounts on deposit in the interest payment accounts which have been transmitted by the Trustee to the Company as well as all other remaining assets in the Pools.

The residual interests are accounted for in a manner similar to a minority interest in a consolidated subsidiary. That is, income deemed attributable to the residual interests is reflected as a charge to income through a corresponding increase in the residual interest liability. Payments to the holders of the residual interest, when made, serve to reduce the liability account balance. If there are payment deficiencies on the senior bonds, the amounts accumulated on behalf of the residual interest must first be used to satisfy any remaining obligations to the senior bond holders, thereby reducing the liability account balance.

(Continued)

         Allowance for Loan Losses
The allowance for loan losses established on mortgage loans collateralizing each series of mortgage-backed bonds are first charged directly to the subordinated bonds as an automatic reduction of the outstanding principal balance. Any losses which exceed the balance of the subordinated bonds and the amounts accumulated on behalf of the residual interests will be absorbed by the senior bond holders. It is the Company's policy to record a separate allowance for loan losses if in management's judgment the amount recorded would exceed the carrying value of the subordinated bonds.

Beginning in 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan. Under the new standard, the allowance for loan losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

While management uses the best information available in establishing the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

         Other Real Estate Owned
Other real estate owned includes real estate acquired by foreclosure and real estate substantively repossessed. Real estate acquired by foreclosure is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. In accordance with Statement 114, a loan is classified as in-substance foreclosure when the company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. The Company holds no real estate which has been substantively repossessed.

After foreclosure, properties held for sale are carried at the lower of fair value less estimated costs to sell or cost. If the fair value of the asset less estimated costs to sell becomes less than the cost of the asset, the amount is charged directly against the asset.

Operating expenses are charged to other expenses. Gains and losses upon disposition are reflected in the statements of operations as realized.

         Federal Income Taxes
An election has been made to treat the Pools as real estate mortgage investment conduits (REMIC). A REMIC is not subject to federal taxation; rather, the income of the REMIC is taxable to the holders of interest thereon. Qualification as a REMIC requires ongoing compliance with certain conditions. Accordingly, no provision for federal income taxes has been made.

(Continued)

         Cash Equivalents
The Company considers all highly liquid investments with original maturities of less than 90 days to be cash equivalents.

         New Accounting Standard
In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996. The adoption of this standard did not have a material effect on the Company's financial statements.

    (2)  Cash and Cash Equivalents, Held By Trustee
Principal and interest payments received on the mortgage loans are controlled by a Trustee. These amounts are utilized to meet the semiannual interest payments on the mortgage-backed senior and subordinated bonds, to reduce the outstanding principal balance on the bonds and to make payments to the holders of residual interests.

    (3)  Mortgage Loans, Held By Trustee
The mortgage loans, which serve as collateral for the mortgage-backed senior and subordinated bonds, consist of fixed interest rate real estate loans evidenced by promissory notes secured by mortgages or similar security interests which create a first lien on church buildings and related properties. The church buildings and properties securing the loans were located in 4 different states across the United States. All of the mortgage loans contain provisions prohibiting repayment during periods ranging from approximately 36 months to 48 months from the date acquired by the Company. The mortgage loans, when originated, generally had loan-to-value ratios ranging between 43% and 65%. The ability and willingness of these borrowers to honor their repayment commitments is generally dependent upon the financial condition of the church obligated as mortgagor which, in turn, depends on the contributions received from members of the congregation. Approximately 47% of the remaining balance receivable is due from one congregation.

An analysis of the allowance for loan losses is as follows for the years ended December 31:

    1996 1995 1994
    Balance at beginning of year  $          -   100,000   100,000
    Provision for losses              -     (100,000)      -
    Balance at end of year   $          -            -     100,000

The allowance for loan losses in 1994 was specifically related to the loans which collateralized the Series 1 Senior Bonds.

(Continued)

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

In October 1996, the Company received an offer for the sale of the property "as is" for $520,000. Additionally, two settlements totaling $207,190 were made covering three incidents of substantial vandalism and theft of property at the church property since February 1996. As a result of these transactions, an additional $45,000 write-down was recorded in the third quarter of 1996. The adjusted carrying value of $675,000 reflects (1) the "as is" offer price of $520,000 less estimated cost to sell of approximately $52,000 and (2) the $207,190 settlement amounts for repairs which will not be required if the property is sold "as is". A subsequent environmental inspection revealed asbestos that was exposed by the vandalism incidents. The cost of the asbestos removal was estimated at $150,000 further reducing the offer price to a pproximately $370,000. As a result, an additional $123,666 write-down was recorded in December 1996.

The property was sold "as is" on December 30, 1996, for approximately $370,000 and the funds were received in early January 1997.

    (5)  Mortgage-Backed Senior Bonds
Mortgage backed senior bonds held by the Company are comprised of two bonds backed by two separate pools of mortgages. The following details the compilation of the mortgage backed senior bonds as of December 31, 1996 and 1995:

    1996 1995
    Mortgage-backed senior bonds-Series 1   $ 2,566,079    2,896,949
    Net reductions in Series 1 bonds     (764,455)    (595,789)
    Mortgage-backed senior bonds-Series 2      988,000     1,410,000
         $ 2,789,624    3,711,160

(Continued)

The following is a summary of the Series 1 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated August 1, 1989, and the outstanding principal amounts as of December 31, 1996:

              Original  Outstanding
    Interest  Stated    principal principal
    rate maturity  amounts   amounts
    9.00 %    2/10/1994 $    262,000   86,460
    9.10 8/10/1994 277,000   91,410
    9.10 2/10/1995 329,000   108,570
    9.10 8/10/1995 348,000   114,840
    9.25 2/10/1996 406,000   133,980
    9.25 8/10/1996 430,000   141,900
    9.25 2/10/1997 493,000   162,690
    9.75 8/10/2001 5,506,000 1,726,230
              $ 8,051,000    2,566,080

The above maturity schedule does not reflect the cumulative write-downs of Series 1 Senior Bonds of $764,455, $595,789 and $373,505 at December 31, 1996,
1995 and 1994, respectively (see notes 3 and 4). Management of the Company believes that if these write-downs are realized as a result of losses on the sale of other real estate owned or foregone interest income on nonperforming mortgage loans, the bondholders would incur losses on a pro-rata share of their investment in relation to the total outstanding senior bonds.

The following is a summary of the Series 2 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated August 1, 1990, and the outstanding principal amounts as of December 31, 1996:

              Original  Outstanding
    Interest  Stated    principal principal
    rate maturity  amounts   amounts
    9.75 4/10/1997 $    308,000   44,000
    9.85 10/10/1997     362,000   58,000
    9.85 4/10/1998 382,000   58,000
    10.50     4/10/2003 5,359,000    828,000
              $ 6,411,000    988,000

Interest on senior bonds is payable semiannually. The amount to be paid bond holders on each payment date is limited, however, to the funds available in the interest payment account (see note 1).

(Continued)

The stated maturities are the dates on which the senior bonds will be fully paid, assuming no prepayments are received on the mortgage loans and principal and interest payments are received in accordance with the terms of the mortgage loans. The actual maturities of the senior bonds will be shortened by prepayments on the mortgage loans and by any senior bond calls.

As originally documented, the Series 1 Senior Bonds were to be redeemed, to the extent of funds available, as follows:

    Annually, the spread between mortgage interest received plus reinvestment earnings and interest on Series 1 Senior and Subordinated Bonds will be used to redeem a maximum of $68,750 of the Series 1 Senior Bonds maturing August 10, 2001. Such annual redemptions will occur until an aggregate of $275,000 of such Series 1 Senior Bonds has been redeemed. Redemptions commenced
February 10, 1990 and will continue thereafter on August 10 and February 10 of each year.

    All payments, but not prepayments, of mortgage loan principal received through February 1, 1991, were used to effect redemptions of Series 1 Senior Bonds maturing February 10, 1991. Such redemptions commenced February 10, 1990.

    Prepayments of mortgage loans collateralizing the Series 1 Senior Bonds shall be used to effect redemptions of Series 1 Senior Bonds with maturity dates occurring prior to or on the maturity date of the mortgage loan prior to prepayment.

Commencing August 1997, the Company will redeem Series 1 Senior Bonds maturing August 10, 2001, presented for redemption by appropriate representatives of deceased holders, but only to the extent that funds are available in the principal account maintained by the Trustee.

In addition to the redemptions described above, the Company may, at its option, redeem all, but not less than all, of the outstanding Series 1 Senior Bonds at any time the aggregate principal amount outstanding is less than 20% of the aggregate principal amount originally issued.

(Continued)

However, as a result of defaults on the mortgage loans collateralizing the Series 1 Senior Bonds, the bonds are no longer subject to scheduled or mandatory redemption. Mandatory redemptions may not be reinstated until either (a) such default is cured or (b) the aggregate amount of the principal account plus the aggregate outstanding principal amount of mortgage loans securing the bonds as to which no default in payment of principal or interest has occurred and which has not been cured exceeds the outstanding principal amount of the bonds, and the amount on deposit in the interest payment account plus interest payable on the outstanding principal amount of such non-defaulting mortgage loans
(assuming no prepayments of principal) is at least equal to the interest payable on the outstanding principal amount of the bonds as may be reduced from time to time by redemption. As a result of the bonds no longer being subject to scheduled or mandatory redemption, the residual interest relating to the Series 1 Senior Bonds was eliminated.

The Series 2 Senior Bonds will be redeemed to the extent of funds available, as follows:

    Annually, the spread between mortgage interest received plus reinvestment earnings and interest on Series 2 Senior and Subordinated Bonds will be used to redeem the Series 2 Senior Bonds maturing April 10, 2003. Such annual redemptions will occur until an aggregate of $204,100 of such Series 2 Senior Bonds have been redeemed. Redemptions commenced October 10, 1990 and will continue thereafter on April 10 and October 10 of each year.

    All payments, but not prepayments, of mortgage loan principal received through October 1, 1991, were used to effect redemptions of Series 2 Senior Bonds maturing October 10, 1991. Such redemptions commenced October 10, 1990.

    Prepayments of mortgage loans collateralizing the Series 2 Senior Bonds shall be used to effect redemptions of Series 2 Senior Bonds with maturity dates occurring prior to or on the maturity date of the mortgage loan prior to prepayment.

Commencing October 1998, the Company will redeem Series 2 Senior Bonds maturing April 10, 2003, presented for redemption by appropriate representatives of deceased holders, but only to the extent that funds are available in the principal account maintained by the Trustee.

(Continued)

In addition to the redemptions described above, the Company may, at its option, redeem all, but not less than all, of the outstanding Series 2 Senior Bonds at any time the aggregate principal amount outstanding is less than 20% of the aggregate principal amount originally issued. Additional redemptions scheduled are as follows:

    Date
    of   Principal
    redemption     amount
    October 10, 1998    $   85,000
    April 10, 1999 90,000
    October 10, 1999    103,000
    April 10, 2000 100,000
    October 10, 2000    111,000
    April 10, 2001 118,000
    October 10, 2001    122,000
    April 10, 2002 122,000
    October 10, 2002    112,000
    April 10, 2003   29,000
    Total Series 2 Senior Bonds   $ 992,000

Mandatory redemptions shall be effected on a semiannual payment date and Series 2 Senior Bonds shall be selected for redemption by the Trustee by lot as provided in the Indenture.

    (6)  Mortgage-Backed Subordinated Bonds
On the date of issue of the Series 2 Senior Bonds, CML purchased a subordinated bond due on April 10, 2003 (the final maturity of the Series 2 Senior Bonds) in the principal amount of $204,100. The Series 2 Subordinated Bond bears interest at the rate of 11% per annum, payable semiannually, commencing October 10, 1990. Payments of principal and interest on the Series 2 Subordinated Bond are subordinated to the prior payment, when due, of interest at stated rates and principal on the Series 2 Senior Bonds.

    (7)  Mortgage Loan Servicing
The mortgage loans held by the Trustee were originated by CML and were acquired by the Company from CML. The Company acquired 9 mortgage loans for $9,153,000 in 1989 and 10 mortgage loans for $8,164,000 in 1990. The amounts paid to acquire the loans represented the outstanding principal balance at date of acquisition. CML is under contract with the Company to service the mortgage loans for an annual fee equal to 0.40% of the outstanding principal balance of mortgage loans collateralizing the Series 1 Senior Bonds and 0.45% of the outstanding principal balance of mortgage loans collateralizing the Series 2 Senior Bonds.

(Continued)

    (8)  Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, as amended during 1994 by Statement of Financial Accounting Standards No. 119, Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments, requires disclosures about all financial instruments held or owed by a company except for certain excluded instruments and instruments for which it is not practicable to estimate fair value.

Management believes that the carrying amount approximates the fair value for all of the Company's financial instruments. Since the mortgage-backed bonds are not readily marketable, the fair value of the bonds is determined by the fair value of the underlying assets and, as such, the carrying amount is a reasonable approximation of the fair value.




EXHIBIT INDEX


Exhibit 3.    Articles of Incorporation and By-Laws

3.1 -    Articles of Incorporation of Issuer (Incorporated herein by Reference to
Exhibit 3.1 of Registration Statement on Form S-11 No. 33-27664)

3.2 -    By-Laws of Issuer (Incorporated herein by Reference to Exhibit 3.2 of
Registration Statement on Form S-11 No. 33-27664)

Exhibit 4. Instruments defining the rights of security holders, including indentures

4.1 -    Indenture dated August 1, 1989 between Company and M&I First National
Bank,
Trustee, incorporated herein by Reference to Exhibit 4.1 to Form 10K for the year ended December 31, 1989.

4.2 -    First Supplemental Indenture date as of August 1, 1989 between Company
and
M&I First National Bank, Trustee, incorporated herein by Reference to Exhibit
4.2 to Form 10K for the year ended December 31, 1989.

4.3 -    Form of Senior Bond (included in Exhibit 4.2), incorporated herein by
Reference to Exhibit 4.3 to Form 10K for the year ended December 31, 1989.

4.4 -    Form of Subordinated Bond (included in Exhibit 10.3), incorporated herein
by Reference to Exhibit 4.4 to Form 10K for the year ended December 31, 1989.

4.5 -    Form of Certificate of Residual Interest (included in Exhibit 10.3)
incorporated herein by Reference to Exhibit 4.5 to Form 10K for the year ended December 31, 1989.

4.6 -    Second Supplemental indenture dated as of April 1, 1990 between
Company
and M&I First National Bank, Trustee, incorporated herein by Reference to
Exhibit 4.1 to Form 10K for the year ended December 31, 1990.

4.7 -    Form of Senior Bond (included in Exhibit 4.1), incorporated herein by
Reference to Exhibit 4.2 to Form 10K for the year ended December 31, 1990.

4.8 -    Form of Subordinated Bond (included in Exhibit 10.3), incorporated herein
by Reference to Exhibit 4.3 to Form 10K for the year ended December 31, 1990.

4.9 -    Form of Certificate of Residual Interest (included in Exhibit 10.3), incorporated herein by Reference to Exhibit 4.4 to Form 10K for the year ended December 31, 1990.

Exhibit 10.   Material Contracts

10.1     -    Purchase Agreement dated August 28, 1989 among the Company,
Christian
Mutual Life Insurance Company and M&I First National Bank, incorporated herein by Reference to Exhibit 10.1 to Form 10K for the year ended December 31, 1989.

10.2     -    Servicing Agreement dated August 28, 1989 among the Company, M&I
First
National Bank and Christian Mutual Life Insurance Company, incorporated herein by Reference to Exhibit 10.2 to Form 10K for the year ended December 31, 1989.

10.3     -    Subordinated Indebtedness and Residual Certificate Agreement
dated as of
August 1, 1989 among the Company, Christian Mutual Life Insurance Company and B.C. Ziegler and Company, incorporated herein by Reference to Exhibit 10.3 to Form 10K for the year ended December 31, 1989.

10.4     -    Purchase Agreement dated April 11, 1990 among the Company,
Christian
Mutual Life Insurance Company, and M&I First National Bank, incorporated herein by Reference to Exhibit 10.1 to Form 10K for the year ended December 31, 1990.

10.5     -    Servicing Agreement dated April 11, 1990 among the Company, M&I
First
National Bank, and Christian Mutual Life Insurance Company, incorporated herein by Reference to Exhibit 10.2 to Form 10K for the year ended December 31, 1990.

10.6     -    Subordinated Indebtedness and Residual Certificate Agreement
dated as of
April 1, 1990 among the Company, Christian Mutual Life Insurance Company, and B.C. Ziegler and Company, incorporated herein by Reference to Exhibit 10.3 to Form 10K for the year ended December 31, 1990.

Exhibit 16.   Letter re Change in Certifying Accountant

16.1     -    Letter from registrant's former independent accountant dated
March 26,
1997.












F-2

F-7




CML CHURCH MORTGAGE, INC.
Notes to Financial Statements



E-2