Form 10-Q
period 1997-03-31
CML CHURCH MORTGAGE INC
filed 1997-06-24
CIK 847433

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                    ___________________________________


                                 FORM 10-Q
                                (Mark one)

           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED March 31, 1997

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 33-27664



                         CML CHURCH MORTGAGE, INC.
          (Exact name of registrant as specified in its charter)


Wisconsin                                                      02-0430692
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)


2727 Allen Parkway, Houston Texas                            77019-2115
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


At March 31, 1997 there were 52 shares of Common Stock, $1.00 par value, outstanding.















                      PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

                        CML CHURCH MORTGAGE, INC.

                             Balance Sheets

                  March 31, 1997 and December 31, 1996

               Assets                        March  31,        December 31,
                                               1997                  1996
                                            Unaudited

Cash                                        $       1,798        $    1,787
Cash and cash equivalents, held by trustee        136,122           147,989
Total cash and cash equivalents                   137,920           149,776

Mortgage loans, held by trustee                 2,331,560         2,389,007
Receivable from sale of ORE                                         376,334
Prepaid interest                                   83,565            56,137
Accrued interest receivable                        22,207            14,350
Deferred issuance costs                            60,141            59,672

                                              $ 2,635,393       $ 3,045,276


    Liabilities and Stockholder's Equity

Mortgage-backed senior bonds        $   2,354,009        $2,786,624
Mortgage-backed subordinated bonds        204,100           204,100
Accrued interest payable                   62,554            31,277
Residual interests                         12,452            15,101
Other liabilities                             479             3,387

    Total liabilities                   2,633,594         3,043,489

Stockholder's Equity:
   Common stock, par value $1.00 per share;
   56,000 shares authorized; 1,000 shares issued;
     52 shares outstanding                  1,000            1,000
   Additional paid-in capital              24,000           24,000
   Retained earnings                        7,799            7,787

    Total                                  32,799           32,787
   Less cost of 948 shares reacquired and
     held in treasury                     (31,000)         (31,000)

    Total stockholder's equity              1,799            1,787

                                        $2,635,393   $   3,045,276



See accompanying notes to the financial statements.


                          CML CHURCH MORTGAGE, INC.

                             Statements of Income
                                (Unaudited)

                                          For the Three Months Ended
                                                  March 31,
                                          1997              1996

Revenues:
   Interest on mortgage loans       $      60,098        $   84,682
   Reduction of residual interest           1,577               308
   Reinvestment earnings on cash and cash equivalents
     held by trustee                        3,706             2,356
   Other interest income                       11               234

    Total revenues                   $     65,392       $    87,580

Expenses:
   Interest                                57,269            47,089
   Loan servicing fees                      6,831             4,865
   Amortization of deferred issuance costs   (469)            6,020
   Other expenses                           1,750            29,372

    Total expenses                         65,381            87,346
    Net income                       $         11        $      234






See accompanying notes to the financial statements.




























                          CML CHURCH MORTGAGE, INC.

                           Statements of Cash Flows
                                 (Unaudited)
                                          For the Three Months Ended
                                                     March 31,
                                              1997              1996
Cash flows from operating activities:
   Net income                                $       11    $     234
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Amortization of deferred issuance costs     (469)       6,020
       Income attributable to residual interests (1.576)        (308)
       (Increase) in prepaid interest           (27,428)     (19,232)
       Reduction of residual interest            (2,649)
       Decrease in accrued interest receivable   (7,857)         178
       Inc (dec) in accrued interest payable     31,277       41,849
       (Decrease) in other liabilities           (2,908)       2,717
    Net cash provided by (used in)
    operating activities                        (11,599)      31,458
Cash flows from investing activities:
   Principal payments on mortgage loans          57,447       67,307

    Net cash provided by investing activities    57,447       67,307

Cash flows from financing activities:
   Principal pmts on mortgage-backed sr bonds   (57,917)          ---
    Net cash used in financing activities       (57,917)          ---

Net inc(dec) in cash and cash equivalents       (12,069)        98,765

Cash and cash equivalents, beginning of period  149,989        149,890

Cash and cash equivalents, end of period    $   137,920    $   248,655







See accompanying notes to financial statements.





















                          CML CHURCH MORTGAGE, INC.

                   Notes to Financial Statements (Unaudited)

                                March 31, 1997

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

(2)  Potential Problem Loans

    The Company is closely monitoring one mortgage loan collateralized by first liens on church buildings and related properties with an unpaid principal balances of $762,299 at March 31, 1997. Management is concerned with the borrowers' ongoing ability to meet debt service requirements. Management presently believes that the principal balances and accrued interest, if any, should be fully recoverable in the event of default, based on the most recent appraisal values.

    With respect to the loan with a recorded balance of $762,299, the church has not made its payment when due on the first of the month. Instead, the church has been drafted weekly and completed the monthly payment on or before the 30th of the month in which it has been due.

    In assessing the recoverability of the loan, management evaluates information concerning the borrowers' financial condition and obtains updates of appraisals as considered necessary. The one mortgage loan remaining in the Series 1 pool was assessed for recoverability, and management determined that no specific loan loss is necessary for that loan.

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

    In October 1996 the company received an offer for the sale of the property "as is" for $520,000. Additionally, two settlements totaling $207,190 were made covering three incidents of substantial vandalism and theft of property at the church property since the third week of February 1996. As a result of these transactions, an additional $45,000 write-down was recorded in the third quarter of 1996. The new carrying value of $675,000 reflects (1) the "as is" offer price of $520,000 less estimated cost to sell of approximately $52,000 and
(2) the $207,190 settlement amounts for repairs which will not be required if the property is sold "as is". An environmental inspection revealed asbetos that was exposed by the vandalism incidents. The cost of the asbestos removal was estimated at $150,000 further reducing the offer price to approximately $370,000. As a result, an additional $123,666 writedown was recorded at December 31, 1996.

    The property was sold "as is" on December 30, 1996, for approximately $370,000 and funds were received in January 1997.


(5)  Mortgage-backed Senior Bonds

    The following is a summary of the Series 1 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated
August 1, 1989, and the outstanding principal amounts at March 31, 1997 follows:

                                           Outstanding
                                             Original            Principal
    Interest          Stated                  Principal           Amounts
      Rate           Maturity                Amounts            03/31/97
      9.00         2/10/1994            $   262,000          $    70,648
      9.10         8/10/1994                 277,000              74,693
      9.10         2/10/1995                 329,000              88,715
      9.10         8/10/1995                 348,000              93,838
      9.25         2/10/1996                 406,000             109,478
      9.25         8/10/1996                 430,000             115,950
      9.25         2/10/1997                 493,000             132,937
      9.75         8/10/2001               5,506,000           1,410,539
                                       $   8,051,000          $2,096,798

    The above maturity schedule does not reflect the write-downs of Series 1 Senior Bonds totaling $730,790 which were recorded by the Company through March 31, 1997 (see notes 3 and 4). Management of the Company believes that if these write-downs are realized as a result of losses on the sale of other real estate owned or foregone interest income on nonperforming mortgage loans, the bondholders would incur losses on a pro-rata share of their investment in relation to the total outstanding senior bonds.

    The following is a summary of the Series 2 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated April 1, 1990 and the outstanding principal amount at September 30, 1996 follows:

                                           Outstanding
                                            Original             Principal
    Interest        Stated                  Principal             Amounts
      Rate          Maturity                 Amounts             03/31/97
      9.75          4/10/1997                308,000              44,000
      9.85        10/10/1997                 362,000              58,000
      9.85          4/10/1998                382,000              58,000
    10.50          4/10/2003               5,359,000             828,000
                                         $ 6,411,000        $    988,000

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

First Quarter 1997 vs. First Quarter 1996

    Revenues for the first quarter of 1997 include interest income of $32,677 and $24,592 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The corresponding revenues for the first quarter of 1996 include interest income of $38,531 and $46,151 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The lower income for 1997 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the church mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid.

    Bond redemptions totaled $469,282 and $0 during the first quarter of 1997 and 1996, respectively.

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

    In October 1996, the Company received an offer for the sale of the property "as is" for $520,000. Additionally, two settlements totaling $207,190 were made covering three incidents of substantial vandalism and theft of property at the church property since the third week of February 1996. As a result of these transactions, an additional $45,000 write-down was recorded in the third quarter of 1996. The new carrying value of $675,000 reflects (1) the "as is" offer price of $520,000 less estimated cost to sell of approximately $52,000 and
(2) the $207,190 settlement amounts for repairs which will not be required if the property is sold "as is." An environmental inspection revealed asbestos that was exposed by the vandalism incidents. The cost of the asbestos removal was estimated at $150,000 further reducing the offer price to approximately $370,000. As a result an additional $123,666 write-down was recorded at December 31, 1996.

    The property was sold "as is" on December 30, 1996, for $370,000 and the funds were received in January 1997.

    The Company is closely monitoring one mortgage loans collateralized by first liens on church buildings and related properties with an unpaid principal balances of $762,299 at March 31, 1997. Management is concerned with the borrowers' ongoing ability to meet debt service requirements. Management presently believes that the principal balances and accrued interest, if any, should be fully recoverable in the event of default, based on the most recent appraisal values.

    With respect to the loan with a recorded balance of $762,299, the church has not made its payment when due on the first of the month. Instead, the church has been drafted weekly and completed the monthly payment on or before the 30th of the month in which it has been due.

    In assessing the recoverability of the loan, management evaluates information concerning the borrowers' financial condition and obtains updates of appraisals as considered necessary. The one mortgage loan remaining in the Series 1 pool was assessed for recoverability, and management determined that no specific loan loss is necessary.

Liquidity and Capital Resources

    The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.

    Each series of mortgage-backed bonds was structured in a manner such that principal and interest payments received from the related mortgage loans would be sufficient to fund all interest and principal payments on the bonds in addition to all other expenses of the Company. Interest income from mortgages backing the Series 1 bonds declined due to foregone interest income of a nonaccrual mortgage loan transferred to real estate owned coupled with yield losses due to mortgage loan prepayments. Because of these matters, the Company did not make $88,715 of principal payments scheduled for February 10, 1995 to holders of 9.10% unrated Series 1 senior bonds and $93,839 of principal payments scheduled for August 10, 1995to holders of 9.10% unrated Series 1 senior bonds. On February 10, 1996 an additional $109,478 of principal payments was not paid as scheduledand $115,950 of principal payments scheduled for August 10, 1996 to holders of 9.10% unrated Series 1 senior bonds. These shortfalls of interest income received were not anticipated in cash flow projections at the time the pool was formed. Additionally, no assurance can be given as to the rate of prepayment of the mortgage loans or the amount of foregone interest income from loans in default which may occur in the future. The bonds are non-recourse bonds, and the holders of the bonds may not look to the Company or the Servicer, but may only look to the pool of mortgage loans and other assets securing the bonds for payment of principal and interest thereon. No mortgage loans securing any other series or bonds will be available to satisfy claims of holders of the bonds.

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




























                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
      None.

Item 2.  Changes in Securities
      None.

Item 3.  Defaults Upon Senior Securities

    As discussed in the Liquidity and Capital Resources Section of Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, interest income from mortgages backing the Series 1 bonds has been reduced since December 31, 1993 due to foregone interest income of a nonaccrual mortgage loan transferred to real estate owned coupled with yield losses due to mortgage loan prepayments. Because of these matters, the Company did not make $70,648 of principal payments scheduled for February 10, 1994 to holders of 9% Unrated Series 1 senior bonds, $74,693 of principal payments scheduled for August 10, 1994 to holders of 9.10% Unrated Series 1 senior bonds and $88,715 of principal payments scheduled for February 10, 1995 to holders of 9.10% Unrated Series 1 senior bonds, $93,838 of principal payments scheduled for August 10, 1995 to holders of 9.10% Unrated Series 1 senior bonds, $109,478 of principal payments scheduled for February 10, 1996 to holders of 9.25% Unrated Series
1 senior bonds, $115,950 of principal payments scheduled for August 10, 1996 to holders of 9.25% Unrated Series 1 senior bonds and $132,937 of principal payments scheduled for February 10, 1997 to holders of 9.25% unrated Series 1 senior bonds. On August 10, 1994, $42,829 of interest due was not paid as scheduled, and on February 10, 1995 an additional $2,839 of interest due was not paid as scheduled. On August 10, 1995, an additional $49,745 of interest due was not paid as scheduled. On February 10, 1996, an additional $120,808 of interest due was not paid as scheduled. On August 10, 1996, an additional $67,962 of interest due was not paid as scheduled.

Item 4.  Submission of Matters to a Vote of Security Holders
      None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K
      None.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              Date                                  CML Church Mortgage, Inc.




  May 30, 1997        By:  Jane Sy
                          Jane Sy, President








  May 30, 1997       By: Mary Lou Rainey
                         Mary Lou Rainey, Secretary