Form 10-Q
period 1997-06-30
CML CHURCH MORTGAGE INC
filed 1997-08-27
CIK 847433

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                    ___________________________________


                                 FORM 10-Q
                                (Mark one)

           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED June 30, 1997

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


At June 30, 1997 there were 52 shares of Common Stock, $1.00 par value, outstanding.















                      PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

                        CML CHURCH MORTGAGE, INC.

                             Balance Sheets

                   June 30, 1997 and December 31, 1996

               Assets                         June  30,        December 31,
                                                1997                1996
                                              Unaudited

Cash                                         $    1,379       $    1,787
Cash and cash equivalents, held by trustee      142,934          147,989
Total cash and cash equivalents                 144,313          149,776

Mortgage loans, held by trustee               2,262,084        2,389,007
Receivable from sale of ORE                                      376,334
Prepaid interest                                53,670            56,137
Accrued interest receivable                     14,291            14,350
Deferred issuance costs                         55,573            59,672

                                           $ 2,529,931       $ 3,045,276


    Liabilities and Stockholder's Equity

Mortgage-backed senior bonds              $  2,282,009       $ 2,789,624
Mortgage-backed subordinated bonds             204,100           204,100
Accrued interest payable                        29,469            31,277
Residual interests                              12,974            15,101
Other liabilities                                                  3,387

    Total liabilities                        2,528,552         3,043,489

Stockholder's Equity:
   Common stock, par value $1.00 per share;
   56,000 shares authorized; 1,000 shares issued;
     52 shares outstanding                       1,000             1,000
   Additional paid-in capital                   24,000            24,000
   Retained earnings                             7,379             7,787

    Total                                       32,379            32,787
   Less cost of 948 shares reacquired and
     held in treasury                          (31,000)          (31,000)

    Total stockholder's equity                   1,379             1,787

                                            $2,529,931        $3,045,276



See accompanying notes to the financial statements.

                          CML CHURCH MORTGAGE, INC.

                             Statements of Income
                                (Unaudited)

                                       For the Three Months Ended
                                                   June 30,
                                           1997              1996

Revenues:
   Interest on mortgage loans       $     58,439         $  79,899
   Reduction of residual interest           (451)            9,039
   Reinvestment earnings on cash and cash equivalents
     held by trustee                       1,264             1,984
   Other interest income                       7                83

    Total revenues                  $     59,259         $  91,005

Expenses:
   Interest                               53,931            82,678
   Loan servicing fees                      (565)            4,691
   Amortization of deferred issuance costs 4,568             8,921
   Other expenses                          1,745            (5,356)

    Total expenses                        59,679            90,934
    Net income                      $       (420)         $     71



See accompanying notes to the financial statements.

                          CML CHURCH MORTGAGE, INC.

                             Statements of Income
                                (Unaudited)

                                       For the Six Months Ended
                                                     June 30
                                           1997              1996

Revenues:
   Interest on mortgage loans       $     118,537        $  164,581
   Reduction of residual interest           1,126             9,347
   Reinvestment earnings on cash and cash equivalents
     held by trustee                        4,970             4,340
   Other interest income                       18               317

    Total revenues                  $     124,651         $ 178,585

Expenses:
   Interest                               111,200           129,767
   Loan servicing fees                      6,266             9,556
   Amortization of deferred issuance costs  4,099            14,941
   Other expenses                           3,495            24,016

    Total expenses                        125,060           178,280
    Net income                      $        (409)         $    305






See accompanying notes to the financial statements.

                          CML CHURCH MORTGAGE, INC.

                           Statements of Cash Flows
                                 (Unaudited)
                                              For the Six Months Ended
                                                         June 30,
                                                   1997              1996
Cash flows from operating activities:
   Net income                                 $       (409)      $    305
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Amortization of deferred issuance costs       4,099          14,941
       Decrease in receivable from sale of ORE     376,334            ---
       (Increase) decrease in prepaid interest       2,467          24,858
       Reduction of residual interest               (2,127)         (9,347)
       Decrease (increase) in accrued int receivable    59           3,997
       Increase (decrease) in accrued int payable   (1,808)         (9,501)
       (Decrease) increase in other liabilities     (3,387)          1,261
    Net cash provided by (used in)
    operating activities                           375,228          26,514
Cash flows from investing activities:
   Principal payments on mortgage loans            126,922         466,476

    Net cash provided by investing activities      126,922         466,476

Cash flows from financing activities:
   Principal payments on mtge-backed senior bonds (507,613)       (378,000)
   Payment to redeem stock                            ----         (31,000)
    Net cash used in financing activities         (507,613)       (409,000)

Net increase (dec) in cash and cash equivalents     (5,463)          83,990

Cash and cash equivalents, beginning of period     149,776          149,890

Cash and cash equivalents, end of period        $  144,313       $   233,880







See accompanying notes to financial statements.




















                        CML CHURCH MORTGAGE, INC.

                Notes to Financial Statements (Unaudited)

                              June 30, 1997

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

(2)  Potential Problem Loans

    The Company has been closely monitoring one mortgage loan collateralized by first lien on church building and related properties with an unpaid principal balances of $752,497 at June 30, 1997. Management has been concerned with the borrowers' ongoing ability to meet debt service requirements. Management presently believes that the principal balances and accrued interest, if any, should be fully recoverable in the event of default, based on the most recent appraisal values.

    With respect to the loan with a recorded balance of $752,497, the church made a payment of $300,000 on August 1. The Church is currently conducting a bond issuance to refinance the mortgage. The payment of $300,000 has brought payments current through August 1 and reduced the principal to $256,380. It is anticipated that this loan will be paid off prior to year ending 1997.

    In assessing the recoverability of the loan, management evaluates infor-mation concerning the borrowers' financial condition and obtains updates of appraisals as considered necessary. The one mortgage loan remaining in the Series 1 pool was assessed for recoverability, and management determined that no specific loan loss is necessary for that loan.

(3)  Mortgage Loans, Held by Trustee

    The mortgage loans, which serve as collateral for the mortgage-backed senior and subordinated bonds, consist of fixed interest rate real estate loans evidenced by promissory notes secured by mortgages or similar security interests which create a first lien on church buildings and related properties. The church buildings and properties securing the loans were located in twelve different states across the United States. All of the mortgage loans contain provisions prohibiting prepayment during periods ranging from approximately
36 months to 48 months from the date acquired by the Company. The mortgage loans, when originated, generally had loan-to-value ratios ranging between 23% and 65%. The ability and willingness of these borrowers to honor their repay-ment commitments is generally dependent upon the financial condition of the church obligated as mortgagor, which, in turn, depends on the contributions received from members of the congregation.

(4)  Other Real Estate Owned

    On December 28, 1993, the Company accepted a deed-in-lieu of foreclosure on a church property securing a loan with an outstanding principal balance of $1,749,203. The property is located near the south central section of Los Angeles, California.

    As a result of an appraisal received by the Company in November 1993, management recorded a write-down of $534,203 in order to value the property at fair market value less estimated cost to sell. This write-down was treated as a direct reduction of the Series 1 Subordinated Bonds in the amount of $128,873, the residual interest in the amount of $294,462 and the Series 1 Senior Bonds in the amount of $110,868. In 1994, management recorded a second write-down of $124,921. This write-down was treated as a direct reduction of the Series 1 Senior Bonds. In February 1996, the Company received an offer to purchase the property for $720,000 (net of estimated costs to sell). As such, an additional write-down of $360,000 was made in the 1995 financial statements to record the value of the property at the current value. This offer was never finalized.

    In October 1996 the company received another offer for the sale of the property "as is" for $520,000. Additionally, two settlements totaling $207,190 were received covering three incidents of substantial vandalism and theft of the church property since the third week of February 1996. As a result of these transactions, an additional $45,000 write-down was recorded in the third quarter of 1996. The new carrying value of $675,000 reflects (1) the "as is" offer price of $520,000 less estimated cost to sell of approximately $52,000 and
(2) the $207,190 settlement amounts for repairs which will not be required if the property is sold "as is". An environmental inspection revealed asbestos that was exposed by the vandalism incidents. The cost of the asbestos removal was estimated at $150,000 further reducing the offer price to approximately $370,000. As a result, an additional $123,666 write-down was recorded at December 31, 1996.

    The property was sold "as is" on December 30, 1996, for approximately $370,000 and funds were received in January 1997.

(5)  Mortgage-backed Senior Bonds

    The following is a summary of the Series 1 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated
August 1, 1989, and the outstanding principal amounts at June 30, 1997 follows:

                                                     Outstanding
                                      Original        Principal
    Interest         Stated            Principal       Amounts
     Rate           Maturity           Amounts        06/30/97
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

    The above maturity schedule does not reflect the write-downs of Series 1 Senior Bonds totaling $730,790 which were recorded by the Company through June 30, 1997 (see notes 3 and 4). Management of the Company believes that if these write-downs are realized as a result of losses on the sale of other real estate owned or foregone interest income on nonperforming mortgage loans, the bondholders would incur losses on a pro-rata share of their investment in relation to the total outstanding senior bonds.

    The following is a summary of the Series 2 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated April 1, 1990 and the outstanding principal amount at June 30, 1997 follows:

                                                              Outstanding
                                         Original              Principal
    Interest        Stated              Principal               Amounts
      Rate          Maturity             Amounts                03/31/97
      9.85        10/10/1997             362,000                58,000
      9.85          4/10/1998            382,000                58,000
    10.50          4/10/2003           5,359,000               800,000
                                     $ 6,103,000          $    916,000

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

    As a result of defaults on the mortgage loans collateralizing the Series 1 Senior Bonds, the bonds are no longer subject to scheduled or mandatory redemp-tion. Mandatory redemptions may not be reinstated until either (a) such default is cured or (b)the aggregate amount of the principal account plus the aggregate outstanding principal amount of mortgage loans securing the bonds as to which no default in payment of principal or interest has occurred and which has not been cured exceeds the outstanding principal amount of the bonds, and the amount on deposit in the interest payment account plus interest payable on the outstanding principal amount of such nondefaulting mortgage loans (assuming no prepayments of principal) is at least equal to the interest payable on the outstanding principal amount of the bonds as may be reduced from time to time by redemption.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Second Quarter 1997 vs. Second Quarter 1996
    Revenues for the second quarter of 1997 include interest income of $29,895 and $24,039 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The corresponding revenues for the second quarter of 1996 include interest income of $37,532 and $42,367 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The lower income for 1997 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepay-ments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the church mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid.

    Bond redemptions totaled $38,333 and $378,000 during the second quarter of 1997 and 1996, respectively.

First Six Months 1997 vs. First Six Months 1996
    Revenues for the first six months of 1997 include interest income of $62,572 and $48,629 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The corresponding revenues for the first six months of 1996 include interest income of $76,063 and $88,518 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The lower income for 1997 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepay-ments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the church mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid.

    Bond redemptions totaled $507,615 and $1,787,547 during the first six months of 1997 and 1996, respectively.

    As of April 1, 1994, the lockout period for mortgage loan prepayment had expired for all mortgage loans in the Series 2 pool. Because the interest rate on the mortgage loans in the pool is higher than the prevailing rates for similar loans, prepayments on principal on the mortgage loans are likely to occur. Five mortgage loans with outstanding balances totaling $4,245,404 had been prepaid as of June 30, 1994; in the first week of July 1994 another loan with an outstanding balance of $928,325 was prepaid. These proceeds from prepayment were used to make a $2,726,000 principal payment on senior mortgage-backed bonds outstanding at April 10, 1994 and a $2,362,000 principal payment on senior mortgage-backed bonds outstanding at July 10, 1994. In November 1994 another loan with an outstanding balance of $569,041 was prepaid; these proceeds were used to prepay senior mortgage-backed bonds. Although $5,742,770 of prepayments had been received through December 31, 1994, no assurance can be given as to the rate of prepayments of the mortgage lans pledged as security for the bonds, and therefore no assurance can be given as to the amount and timing of redemptions of bonds or the time that any particular bond will remain outstanding prior to its stated maturity.

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

    In October 1996, the Company received an offer for the sale of the property "as is" for $520,000. Additionally, two settlements totaling $207,190 were made covering three incidents of substantial vandalism and theft of the church property since the third week of February 1996. As a result of these trans-actions, an additional $45,000 write-down was recorded in the third quarter of 1996. The new carrying value of $675,000 reflects (1) the "as is" offer price of $520,000 less estimated cost to sell of approximately $52,000 and (2) the $207,190 settlement amounts for repairs which will not be required if the property is sold "as is." An environmental inspection revealed asbestos that was exposed by the vandalism incidents. The cost of the asbestos removal was estimated at $150,000 further reducing the offer price to approximately $370,000. As a result an additional $123,666 write-down was recorded at December 31, 1996.

    The property was sold "as is" on December 30, 1996, for $370,000 and the funds were received in January 1997.

    The Company has been closely monitoring one mortgage loan collateralized by a first lien on church buildings and related properties with an unpaid principal balances of $752,497 at June 30, 1997. Management has been concerned with the borrowers' ongoing ability to meet debt service requirements. Management presently believes that the principal balances and accrued interest, if any, should be fully recoverable in the event of default, based on the most recent appraisal values.

    With respect to the loan with a recorded balance of $752,497, the church made a $300,000 payment on August 1. The church is currently conducting a bond issuance to refinance the mortgage. The payment of $300,000 has brought payments current through August 1 and reduced the principal to $256,380. It is anticipated that this loan will be paid off prior to year ending 1997.

    In assessing the recoverability of the loan, management evaluates infor-mation concerning the borrowers' financial condition and obtains updates of appraisals as considered necessary. The one mortgage loan remaining in the Series 1 pool was assessed for recoverability, and management determined that no specific loan loss is necessary for that loan.

Liquidity and Capital Resources

    The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.

    Each series of mortgage-backed bonds was structured in a manner such that principal and interest payments received from the related mortgage loans would be sufficient to fund all interest and principal payments on the bonds in addition to all other expenses of the Company. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations 1997 vs. 1996 interest income from mortgages backing the Series 1 bonds declined due to foregone interest income of a nonaccrual mortgage loan transferred to real estate owned coupled with yield losses due to mortgage loan prepayments.
Because of these matters, the Company did not make $88,715 of principal payments scheduled for February 10, 1995 to holders of 9.10% unrated Series 1 senior bonds, $93,839 of principal payments scheduled for August 10, 1995 to holders of 9.10% unrated Series 1 senior bonds, $109,478 of principal payments scheduled for February 10, 1996 and $115,950 of principal payments scheduled for August 10, 1996 to holders of 9.10% unrated Series 1 senior bonds. On February 10, 1997, an additional $132,937 of principal payments was not paid as scheduled to the holders of 9.10% unrated Series 1 senior bonds. No assurance can be given as to the rate of prepayment of the mortgage loans or the amount of fore-gone interest income from loans in default which may occur in the future. The bonds are non-recourse bonds, and the holders of the bonds may not look to the Company or the Servicer, but may only look to the pool of mortgage loans and other assets securing the bonds for payment of principal and interest thereon. No mortgage loans securing any other series or bonds will be available to sat-isfy claims of holders of the bonds.

    On May 7, 1996, the directors of CML Church Mortgage, Inc. consented to the adoption of the following votes effective as of April 30, 1996, and in accord-ance with the bylaws of this Corporation, unanimously consented to the adoption of the following resolutions:

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

Item 4.  Submission of Matters to a Vote of Security Holders
      None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K
      None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regi-strant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date                                  CML Church Mortgage, Inc.




  August 25, 1997                   By:       Jane Sy
                                        Jane Sy, President








  August 25, 1997                   By:    Mary Lou Rainey
                                      Mary Lou Rainey, Secretary