Form 10-Q
period 1997-09-30
CML CHURCH MORTGAGE INC
filed 1997-11-24
CIK 847433

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                 ___________________________________


                              FORM 10-Q
                              (Mark one)

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE PERIOD ENDED September 30, 1997

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


At September 30, 1997 there were 52 shares of Common Stock, $1.00 par value, outstanding.















                    PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

                     CML CHURCH MORTGAGE, INC.

                           Balance Sheets

              September 30, 1997 and December 31, 1996

               Assets                     September  30,          December 31,
                                               1997                     1996
                                            Unaudited

Cash                                            $     1,385       $     1,787
Cash and cash equivalents, held by truste           620,750           147,989
Total cash and cash equivalents                     622,135           149,776

Mortgage loans, held by trustee                   1,713,105         2,389,007
Receivable from sale of ORE                                           376,334
Prepaid interest                                     90,755            56,137
Accrued interest receivable                          18,057            14,350
Deferred issuance costs                              50,888            59,672

                                                $ 2,484,940       $ 3,045,276


    Liabilities and Stockholder's Equity

Mortgage-backed senior bonds                    $ 2,193,051       $ 2,789,624
Mortgage-backed subordinated bonds                  204,100           204,100
Accrued interest payable                             58,939            31,277
Residual interests                                   37,465            15,101
Other liabilities                                                       3,387

    Total liabilities                             2,493,555         3,043,489

Stockholder's Equity:
   Common stock, par value $1.00 per share;
   56,000 shares authorized; 1,000 shares issued;
     52 shares outstanding                            1,000             1,000
   Additional paid-in capital                        24,000            24,000
   Retained earnings                                  7,385             7,787

    Total                                            32,379            32,787
   Less cost of 948 shares reacquired and
     held in treasury                               (31,000)          (31,000)

    Total stockholder's equity                        1,385             1,787

                                                $ 2,494,940       $ 3,045,276



See accompanying notes to the financial statements.


                      CML CHURCH MORTGAGE, INC.

                         Statements of Income
                            (Unaudited)

                                                    For the Three Months Ended
                                                            September 30,
                                                       1997              1996

Revenues:
   Interest on mortgage loans                     $     85,275       $   71,275
   Reduction of residual interest                      (24,491)            (908)
   Reduction of mortgage-backed senior bonds             ---             45,000
   Reinvestment earnings on cash and cash equivalents
     held by trustee                                     4,459            2,747
   Other interest income                                     6               11

    Total revenues                                 $    65,249       $  118,125

Expenses:
   Interest                                             50,183           60,980
   Provision for losses on other real estate owned         ---           45,000
   Loan servicing fees                                   6,741            4,381
   Amortization of deferred issuance costs               4,685            1,340
   Other expenses                                        3,634            6,413

    Total expenses                                      65,243          118,114
    Net income                                     $         6       $       11



See accompanying notes to the financial statements.


























                       CML CHURCH MORTGAGE, INC.

                         Statements of Income
                            (Unaudited)

                                                    For the Nine Months Ended
                                                             September 30
                                                       1997              1996

Revenues:
   Interest on mortgage loans                    $     203,812     $   235,856
   Reduction of residual interest                      (23,366)          8,439
   Reduction of mortgage-backed senior bonds               ---          45,000
   Reinvestment earnings on cash and cash equivalents
     held by trustee                                     9,430           7,087
   Other interest income                                    25             328

    Total revenues                               $     189,901     $   296,710

Expenses:
   Interest                                            161,384         190,747
   Provision for losses on other real estate owned         ---          45,000
   Loan servicing fees                                  13,007          13,937
   Amortization of deferred issuance costs               8,784          16,281
   Other expenses                                        7,129          30,429

    Total expenses                                     190,304         296,394
    Net income                                    $       (403)    $       316






See accompanying notes to the financial statements.






















                       CML CHURCH MORTGAGE, INC.

                       Statements of Cash Flows
                             (Unaudited)

                                                    For the Nine Months Ended
                                                             September 30,
                                                       1997              1996
Cash flows from operating activities:
   Net income                                     $      (403)      $      305
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Amortization of deferred issuance costs           8,784          16,281
       Reduction of mortgage-backed senior bonds           ---         (45,000)
       Provision for losses on other real estate owned     ---          45,000
       Decrease in receivable from sale of ORE         376,334             ---
       (Increase) decrease in prepaid interest         (34,618)        (17,021)
       Reduction of residual interest                   22,364          (8,439)
       Decrease (increase) in accrued int receivable    (3,707)          4,771
       Increase (decrease) in accrued interest payable  27,662          22,848
       (Decrease) increase in other liabilities         (3,386)           (333)
    Net cash provided by (used in)
    operating activities                               393,030          18,423
Cash flows from investing activities:
   Principal payments on mortgage lo0ans               675,902         528,555

    Net cash provided by investing activities          675,902         528,555

Cash flows from financing activities:
   Principal payments on mortgage-backed senior bonds (596,573)       (378,000)
   Payment to redeem stock                                ----         (31,000)
    Net cash used in financing activities             (596,573)       (409,000)

Net increase (decrease) in cash and cash equivalents   472,359         137,978

Cash and cash equivalents, beginning of period         149,776         149,890

Cash and cash equivalents, end of period          $    622,135      $  287,868







See accompanying notes to financial statements.




















                      CML CHURCH MORTGAGE, INC.

               Notes to Financial Statements (Unaudited)

                          September 30, 1997

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

(2)  Potential Problem Loans

    There are no problem loans at the current time.

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


    As a result of an appraisal received by the Company in November 1993, management recorded a write-down of $534,203 in order to value the property at fair market value less estimated cost to sell. This write-down was treated as a direct reduction of the Series 1 Subordinated Bonds in the amount of $108,112, the residual interest in the amount of $294,462 and the Series 1 Senior Bonds in the amount of $110,868. In 1994, management recorded a second write-down of $124,921. This write-down was treated as a direct reduction of the Series 1 Senior Bonds. In February 1996, the Company received an offer to purchase the property for $720,000 (net of estimated costs to sell). As such, an additional write-down of $360,000 was made in the 1995 financial statements to record the value of the property at the current value. This offer was never finalized.

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

    The property was sold "as is" on December 30, 1996, for approximately $370,000 and funds were received in January 1997. The write-down recorded at December 31, 1996 was adjusted to $90,000 due to an over estimation of selling expenses.

(5)  Mortgage-backed Senior Bonds

    The following is a summary of the Series 1 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated August 1, 1989, and the outstanding principal amounts at September 30, 1997 follows:

                                                         Outstanding
                                  Original                Principal
    Interest        Stated        Principal                Amounts
      Rate         Maturity        Amounts                 09/30/97
      9.00        2/10/1994     $   262,000           $     67,651
      9.10        8/10/1994         277,000                 71,524
      9.10        2/10/1995         329,000                 84,951
      9.10        8/10/1995         348,000                 89,857
      9.25        2/10/1996         406,000                104,833
      9.25        8/10/1996         430,000                111,030
      9.25        2/10/1997         493,000                127,298
      9.75        8/10/2001       5,506,000              1,350,697
                                $ 8,051,000             $2,007,841

    The above maturity schedule does not reflect the write-downs of Series 1 Senior Bonds totaling $730,790 which were recorded by the Company through September 30, 1997 (see note 4). Management of the Company believes that if these write-downs are realized as a result of losses on the sale of other real estate owned or foregone interest income on nonperforming mortgage loans, the bondholders would incur losses on a pro-rata share of their investment in relation to the total outstanding senior bonds.

    The following is a summary of the Series 2 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated April 1, 1990 and the outstanding principal amount at September 30, 1997 follows:

                                                     Outstanding
                                    Original          Principal
    Interest        Stated         Principal           Amounts
      Rate          Maturity        Amounts            09/30/97
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


Item 2-Management's Disc & Analysis of Finan Condition & Results of Operations.

Third Quarter 1997 vs. Third Quarter 1996
    Revenues for the third quarter of 1997 include interest income of $26,327 and $23,857 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The corresponding revenues for the third quarter of 1996 include interest income of $36,470 and $34,805 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The lower income for 1997 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the church mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid.

    Bond redemptions totaled $88,958 and $0 during the third quarter of 1997 and 1996, respectively.

First Nine Months 1997 vs. First Nine Months 1996
    Revenues for the first nine months of 1997 include interest income of $88,899 and $72,485 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The corresponding revenues for the first nine months of 1996 include interest income of $112,533 and $123,323 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The lower income for 1997 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the church mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid.

    Bond redemptions totaled $596,573 and $378,000 during the first nine months of 1997 and 1996, respectively.

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


    As a result of an appraisal received by the Company in November 1993, management recorded a write-down of $534,203 in order to value the property at fair market value less estimated cost to sell. This write-down was treated as a direct reduction of the Series 1 Subordinated Bonds in the amount of $108,112, the residual interest in the amount of $294,462 and the Series 1 Senior Bonds in the amount of $110,868. In 1994, management recorded a second write-down of $124,921. This write-down was treated as a direct reduction of the Series 1 Senior Bonds. In February 1996, the Company received an offer to purchase the property for $720,000 (net of estimated costs to sell). As such, an additional write-down of $360,000 was made in the 1995 financial statements to record the value of the property at the current value.

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

    The property was sold "as is" on December 30, 1996, for $370,000 and the funds were received in January 1997. The write-down recorded at December 31, 1996 was adjusted to $90,000 due to an over estimation of selling expenses.

    The Company has been closely monitoring one mortgage loan collateralized by a first lien on church buildings and related properties with an unpaid principal balances of $262,868 at September 30, 1997. Management has been concerned with the borrowers' ongoing ability to meet debt service requirements.

    The church is currently conducting a bond issuance to refinance the mortgage. The payment of $300,000 has brought payments current through August 1 and reduced the principal to $262,868. Additional payments through November 1 have reduced the principal to $157,562. It is anticipated that this loan will be paid off prior to year ending 1997.

    In assessing the recoverability of loans, management evaluates information concerning the borrowers' financial condition and obtains updates of appraisals as considered necessary. The one mortgage loan remaining in the Series 1 pool was assessed for recoverability, and management determined that no specific loan loss is necessary for that loan.

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


                     Date                           CML Church Mortgage, Inc.




     November 21, 1997                  By:     Daniel George
                                                Daniel George, President








     November 21, 1997                  By:    Mary Lou Rainey
                                               Mary Lou Rainey, Secretary