Form 10-K
period 1997-12-31
CML CHURCH MORTGAGE INC
filed 1998-04-01
CIK 847433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________

FORM 10-K
(Mark one)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Yes   X       No ___

    Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

At December 31, 1997 there were 52 shares of Common Stock, $1.00 par value, outstanding.

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

Item 4 - Submission of Matters to a Vote of Security Holders
No matters were submitted during the fourth quarter of the fiscal year 1997 to a vote of security holders.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters No effort has been made to make a market for the common stock of the Company. Christian Mutual Life Insurance Company owns 100% of the issued and outstanding shares of the Company.

Item 6 - Selected Financial Data
                          1997          1996       1995       1994          1993

Total revenue         $  248,963    492,266   798,889     1,358,701       2,436,
084
Net income (loss)           (396)       327       875               661
  653
Earnings (loss) per share
    of common stock            (7.62)       .89       .88           .66
 .65
Cash dividends per
    share declared             -          -         -             -            -
Total Assets            1,775,783  3,045,276 4,032,817     6,752,597  13,807,572
Mortgage-backed bonds  1,736,838  2,993,724 3,915,260     6,411,771  13,062,952
Stockholder's equity          1,391      1,787    32,460        31,585
30,924


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Years ended December 31, 1997 compared to December 31, 1996
Revenues for 1997 include interest income of $128,768 and $119,972 from mort-gages backing the Series 1 and Series 2 bonds, respectively. The corresponding interest income for 1996 includes $147,842 and $141,992 from mortgages backing the Series 1 and Series 2 bonds, respectively. The lower interest income for 1997 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepay-ments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate to bondholders decreases as mortgage loans are prepaid.

Prepayments also increase the charge in the period of prepayment for amortiza-tion of deferred issuance costs, which occurs over the life of the outstanding bonds.

Bond redemptions totaled $1,256,886 and $752,870 during 1997 and 1996, respectively.

Years ended December 31, 1996 compared to December 31, 1995
Revenues for 1996 include interest income of $147,842 and $141,992 from mortgages backing the Series 1 and Series 2 bonds, respectively. The corre-sponding interest income for 1995 includes $236,002 and $193,650 from mortgages backing the Series 1 and Series 2 bonds, respectively. The lower interest income for 1996 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepay-ments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate to the bondholders decreases as mortgage loans are prepaid.

Prepayments also increase the charge in the period of prepayment for amortiza-tion of deferred issuance costs, which occurs over the life of the outstanding bonds.

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

In October 1996, the Company received an offer for the sale of the property
"as is" for $520,000. Additionally, two settlements totaling $207,190 were re-ceived covering three incidents of substantial vandalism and theft of property
of the church property since the third week of February 1996.   As a result of
these transactions, an additional $45,000 write-down was recorded in the third quarter of 1996. The new carrying value of $675,000 reflects (1) the "as is" offer price of $520,000 less estimated cost to sell of approximately $52,000 and
(2) the $207,190 settlement amounts for repairs which will not be required if the property is sold "as is." An environmental inspection revealed asbestos that was exposed by the vandalism incidents. The cost of the asbestos removal was estimated at $150,000 further reducing the offer price to approximately $370,000. As a result, an additional $123,666 write-down was recorded at December 31, 1996.

The property was sold "as is" on December 30, 1996, for approximately $370,000 and the funds were received in early January 1997. Additional funds amounting to $37,353 were received in January 1997 due to an over estimation of selling expenses at December 31, 1996.

Potential Problem Loan
The Company is closely monitoring one loan with a balance of $1,060,769 at December 31, 1997. Payments are current due to draws from the loan payment account. This account requires six (6) months of payments at all times. Weekly drafts in the amount of $6,787 to replenish the loan payment account have not been completed for twelve (12) of the drafts since September 1997. The borrower will attempt to make up this short-fall in the loan payment account beginning in April 1998.

Liquidity and Capital Resources
The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.

Each series of mortgage-backed bonds was structured in a manner such that principal and interest payments received from the related mortgage loans would be sufficient to fund all interest and principal payments on the bonds in addition to all other expenses of the Company. As discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations 1997 vs. 1996 and 1996 vs. 1995, interest income from mortgages backing the Series 1 bonds declined in both 1997 and 1996 due to foregone interest income of a nonaccrual mortgage loan transferred to real estate owned coupled with yield losses due to mortgage loan prepayments. Because of these matters, the Company did not make $67,651 of principal payments scheduled for February 10, 1994 and $71,524 of principal payments scheduled for August 10, 1994 to holders of 9.10% unrated Series 1 senior bonds, $84,951 of principal payments scheduled for February 10, 1995 and $89,857 of principal payments scheduled for August 10, 1995 to holders of 9.10% unrated Series 1 senior bonds, $104,833 of principal payments scheduled for February 10, 1996 and $111,030 of principal payments scheduled for August 10, 1996 to holders of 9.10% unrated Series 1 senior bonds. On February 10, 1997, an additional $127,298 of principal payments was not paid as scheduled to the holders of 9.10% unrated Series 1 senior bonds. No assurances can be given as to the rate of prepayment of the mortgage loans or the amount of foregone interest income from loans in default which may occur in the future. The bonds are non-recourse bonds, and the holders of the bonds may not look to the Company or the Servicer, but may only look to the pool of mortgage loans and other assets securing the bonds for payment of principal and interest thereon. No mortgage loans securing any other series or bonds will be available to satisfy claims of holders of the bonds.

Item 8 - Financial Statements and Supplementary Data
The financial statements of the Company as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996, and 1995 along with the independent auditors' reports are included herein.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On March 26, 1997 CML Church Mortgage, Inc. filed Form 8-K to report the appointment of KPMG Peat Marwick LLP as principal accountant for the Company on March 26, 1997.

The audit report on the financial statements of CML Church Mortgage, Inc. by Ernst & Young LLP for the year ended December 31, 1995, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

PART III

Item 10 - Directors and Executive Officers of the Company
The directors and executive officers of the Issuer are as follows:

         Name Age  Positions and Offices Held
    Daniel J. George     31  President
    Mary Lou Rainey      41  Secretary

Mr. George joined Christian Mutual Life Insurance Company in 1996, on the acquisition of the Company's parent by Central United Life Insurance Company.

Ms. Rainey joined Christian Mutual Life Insurance Company in 1996, on the acquisition of the Company's parent by Central United Life Insurance Company.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1997, Christian Mutual Life Insurance Company owns 100% of the outstanding shares of Common Stock of the Company (52 shares) and has the sole voting and dispositive powers.

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

Losses of principal on mortgage loans will be charged directly to the Subordinated Bonds as an automatic reduction of the outstanding principal balances. Similarly, past due or defaulted interest amounts on mortgage loans will reduce interest otherwise payable on the Subordinated Bonds. This reduc-tion will continue to the extent and as long as the interest paid on the mort-gage loans is not current.

PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

INDEX TO FINANCIAL STATEMENTS

Financial Statements and Schedule Page No.

Independent Auditors' Report (KPMG Peat Marwick LLP)
F-1

Report of Independent Auditors - Ernst & Young LLP                           F-2

Balance Sheets as of December 31, 1997 and 1996
F-3

Statements of Operations for the years ended December 31, 1997,
    1996 and 1995
                    F-4

Statements of Change in Stockholder's Equity for the years ended
    December 31, 1997, 1996 and 1995
    F-5

Statements of Cash Flows for the years ended December 31, 1997,
    1996 and 1995

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


Reports on Form 8-K

The Company filed no report on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 27th day of March, 1998.

CML CHURCH MORTGAGE, INC.



_______________________________________
Daniel J. George, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature   Title                       Date


  Daniel J. George    President     March 27, 1998



  Mary Lou Rainey      Secretary    March 27, 1998






Independent Auditors' Report

The Board of Directors
CML Church Mortgage, Inc.:


We have audited the balance sheets of CML Church Mortgage, Inc. (the Company) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholder's equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CML Church Mortgage, Inc. at December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


    KPMG PEAT MARWICK LLP



Houston, Texas
March 27, 1998



                        F-1

Report of Independent Auditors


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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CML Church Mortgage, Inc. at December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



ERNST & YOUNG LLP

March 15, 1996




                        F-2




















CML CHURCH MORTGAGE, INC.
Notes to Financial Statements
December 31, 1997 and 1996


(1) Organization and Summary of Significant Accounting Policies Organization

CML Church Mortgage, Inc. (the Company) was incorporated in the State of Wisconsin on March 10, 1989, and is a wholly-owned subsidiary of Christian Mutual Life Insurance Company (CML). The Company was organized to facilitate the financing of mortgage loans and is not permitted and does not intend to en-gage in any business activities other than (1) to issue bonds secured by pro-missory notes secured by first liens on real estate, (2) to purchase or other-wise acquire, own, hold, transfer, convey, assign, pledge, mortgage, finance, refinance and otherwise deal with such mortgage collateral, (3) to invest and reinvest the payments received with respect to the mortgage collateral fund from any disposition or liquidation of the mortgage collateral and (4) to engage in any activities incidental and necessary for such purposes.

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



Notes to Financial Statements

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

Accrual of interest income on mortgage loans is discontinued when management has determined that the borrower will be unable to meet contractual obligations and/ or when loans are 90 days or more in arrears, except in certain instances where management believes that collateral held by the Company is clearly sufficient and full satisfaction of both principal and interest is highly probable. When a loan is placed on nonaccrual, all interest previously accrued but not collected is reversed against current period income. Nonaccrual loans may be returned to an accrual status when principal and interest payments are not delinquent and the risk characteristics of the loan have improved to the extent that there no longer exists a material concern as to the collectibility of principal.

         Deferred Issuance Costs
Deferred issuance costs consist of underwriting discounts and other expenses of issuance and distribution of the mortgage-backed senior bonds. Such costs are amortized over the life of the outstanding bonds using a method which approximates the effective interest method, adjusted for prepayment.

         Residual Interest
Upon issuance of the senior bonds, the Company sold, without recourse, separate residual interests in the respective Pools underlying the Series 1 and Series 2 bonds. Provided there has been no default or deficiency in the payment of prin-cipal or interest on the respective senior or subordinated bonds, as defined, the holders of the residual interest are entitled to receive all amounts on deposit in the interest payment accounts which have been transmitted by the Trustee to the Company as well as all other remaining assets in the Pools.

CML CHURCH MORTGAGE, INC.
Notes to Financial Statements


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

         Allowance for Loan Losses
The allowance for loan losses established on mortgage loans collateralizing each series of mortgage-backed bonds are first charged directly to the subordinated bonds as an automatic reduction of the outstanding principal balance. Any losses which exceed the balance of the subordinated bonds and the amounts accumulated on behalf of the residual interests will be absorbed by the senior bond holders. It is the Company's policy to record a separate allowance for loan losses if in management's judgment the carrying value of the mortgage loans would exceed the carrying value of the subordinated bonds.

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

While management uses the best information available in establishing the allow-ance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

         Other Real Estate Owned
Other real estate owned includes real estate acquired by foreclosure and real estate substantively repossessed. Real estate acquired by foreclosure is com-prised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. The Company holds no real estate which has been substantively repossessed.



CML CHURCH MORTGAGE, INC.
Notes to Financial Statements

After foreclosure, properties held for sale are carried at the lower of fair value less estimated costs to sell or cost. If the fair value of the asset less estimated costs to sell becomes less than the cost of the asset, the amount is charged directly against the asset.

Operating expenses are charged to other expenses. Gains and losses upon dis-position are reflected in the statements of operations as realized.

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

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128, which must be adopted for fiscal years ending after December 15, 1997, established standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital struc-tures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation, with all prior period EPS data presented restated.



CML CHURCH MORTGAGE, INC.
Notes to Financial Statements


(2)      Cash and Cash Equivalents, Held By Trustee
Principal and interest payments received on the mortgage loans are controlled by a Trustee. These amounts are utilized to meet the semiannual interest payments on the mortgage-backed senior and subordinated bonds, to reduce the outstanding principal balance on the bonds and to make payments to the holders of residual interests.

(3)      Mortgage Loans, Held By Trustee
The mortgage loans, which serve as collateral for the mortgage-backed senior and subordinated bonds, consist of fixed interest rate real estate loans evidenced by promissory notes secured by mortgages or similar security interests which create a first lien on church buildings and related properties. The church buildings and properties securing the loans were located in 3 different states across the United States. All of the mortgage loans contain provisions prohibiting prepayment during periods ranging from approximately 36 months to 48 months from the date acquired by the Company. The mortgage loans, when originated, generally had loan-to-value ratios ranging between 43% and 65%.
The ability and willingness of these borrowers to honor their repayment commitments is generally dependent upon the financial condition of the church obligated as mortgagor which, in turn, depends on the contributions received from members of the congregation. Approximately 69% of the remaining balance receivable is due from one congregation.

An analysis of the allowance for loan losses is as follows for the years ended December 31:

                                                                1997   1996

1995
    Balance at beginning of year           $   -       -         100,000
    Provision for losses                            -       -     (100,000)
    Balance at end of year                     $      -       -               -


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

CML CHURCH MORTGAGE, INC.
Notes to Financial Statements

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

The property was sold "as is" on December 30, 1996, for approximately $370,000 and the funds were received in early January 1997. The write-down recorded at December 31, 1996 was adjusted to $90,000 due to an over estimation of selling expenses, which is included in the increase of mortgage-backed senior bonds on the Statement of Operations.

(5) Mortgage-Backed Senior Bonds
Mortgage backed senior bonds held by the Company are comprised of two bonds backed by two separate pools of mortgages. The following details the compilation of the mortgage backed senior bonds as of December 31, 1997 and 1996:

                                                                      1997

    1996

    Mortgage-backed senior bonds-Series 1        $ 2,007,841     2,566,079
    Net reductions in Series 1 bonds                   (727,103)     (764,455)
    Mortgage-backed senior bonds-Series 2            252,000       988,000
                                                                $ 1,532,738
2,789,624




CML CHURCH MORTGAGE, INC.
Notes to Financial Statements


The following is a summary of the Series 1 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated August 1, 1989, and the outstanding principal amounts as of December 31, 1997:

                                     Original      Outstanding
    Interest   Stated           principal      principal
    rate      maturity           amounts       amounts
    9.00 %      2/10/1994    $    262,000     67,651
    9.10     8/10/1994       277,000     71,524
    9.10     2/10/1995       329,000     84,951
    9.10     8/10/1995      348,000        89,857
    9.25     2/10/1996      406,000       104,833
    9.25     8/10/1996       430,000      111,030
    9.25     2/10/1997       493,000    127,298
    9.75     8/10/2001     5,506,000    1,350,697
                                $ 8,051,000  2,007,841

The above maturity schedule does not reflect the cumulative write-downs of Series 1 Senior Bonds of $727,103, $764,455 and $595,789 at December 31, 1997,
1996 and 1995, respectively (see notes 3 and 4). Management of the Company believes that if these write-downs are realized as a result of losses on the sale of other real estate owned or foregone interest income on nonperforming mortgage loans, the bondholders would incur losses on a pro-rata share of their investment in relation to the total outstanding senior bonds.

The following is a summary of the Series 2 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated August 1, 1990, and the outstanding principal amounts as of December 31, 1997:

                               Original           Outstanding
    Interest  Stated         principal    principal
    rate      maturity       amounts        amounts
    9.75%        4/10/1997   $  308,00          --
    9.85    10/10/1997     362,00          --
    9.85     4/10/1998     382,000         37,000
    10.50        4/10/2003  5,359,000    215,000
                   $ 6,411,000       252,000


CML CHURCH MORTGAGE, INC.
Notes to Financial Statements

Interest on senior bonds is payable semiannually. The amount to be paid to bond holders on each payment date is limited, however, to the funds available in the interest payment account (see note 1).

The stated maturities are the dates on which the senior bonds will be fully paid,assuming no prepayments are received on the mortgage loans and principal and interest payments are received in accordance with the terms of the mortgage loans. The actual maturities of the senior bonds will be shortened by prepay-ments on the mortgage loans and by any senior bond calls.

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

CML CHURCH MORTGAGE, INC.
Notes to Financial Statements

In addition to the redemptions described above, the Company may, at its option, redeem all, but not less than all, of the outstanding Series 1 Senior Bonds at any time the aggregate principal amount outstanding is less than 20% of the aggregate principal amount originally issued.

However, as a result of defaults on the mortgage loans collateralizing the Series 1 Senior Bonds, the bonds are no longer subject to scheduled or mandatory redemption. Mandatory redemptions may not be reinstated until either (a) such default is cured or (b) the aggregate amount of the principal account plus the aggregate outstanding principal amount of mortgage loans securing the bonds as to which no default in payment of principal or interest has occurred and which has not been cured exceeds the outstanding principal amount of the bonds, and the amount on deposit in the interest payment account plus interest payable on the outstanding principal amount of such non-defaulting mortgage loans
(assuming no repayments of principal) is at least equal to the interest payable on the outstanding principal amount of the bonds as may be reduced from time to time by redemption. As a result of the bonds no longer being subject to scheduled or mandatory redemption, the residual interest relating to the Series 1 Senior Bonds was eliminated.

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

Prepayments of mortgage loans collateralizing the Series 2 Senior Bonds shall be used to effect redemptions of Series 2 Senior Bonds with maturity dates occurring prior to or on the maturity date of the mortgage loan prior to prepay-ment.


CML CHURCH MORTGAGE, INC.
Notes to Financial Statements

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
    Total Series 2 Senior Bonds $ 992,000

Mandatory redemptions shall be effected on a semiannual payment date and Series 2 Senior Bonds shall be selected for redemption by the Trustee by lot as pro-vided in the Indenture.

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

CML CHURCH MORTGAGE, INC.
Notes to Financial Statements


(7)      Mortgage Loan Servicing
The mortgage loans held by the Trustee were originated by CML and were acquired by the Company from CML. The Company acquired 9 mortgage loans for $9,153,000 in 1989 and 10 mortgage loans for $8,164,000 in 1990. The amounts paid to acquire the loans represented the outstanding principal balance at date of acquisition. CML is under contract with the Company to service the mortgage loans for an annual fee equal to 0.40% of the outstanding principal balance of mortgage loans collateralizing the Series 1 Senior Bonds and 0.45% of the out-standing principal balance of mortgage loans collateralizing the Series 2 Senior Bonds.

(8) Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, as amended during 1994 by Statement of Financial Accounting Standards No. 119, Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments, requires disclosures about all finan-cial instruments held or owed by a company except for certain excluded instruments and instruments for which it is not practicable to estimate fair value.

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


EXHIBIT INDEX


Exhibit 3.    Articles of Incorporation and By-Laws

3.1-     Articles of Incorporation of Issuer (Incorporated herein by Reference to
Exhibit 3.1 of Registration Statement on Form S-11 No. 33-27664)

3.2-     By-Laws of Issuer (Incorporated herein by Reference to Exhibit 3.2 of
Registration Statement on Form S-11 No. 33-27664)

Exhibit 4. Instruments defining the rights of security holders, including indentures

4.1-     Indenture dated August 1, 1989 between Company and M&I First National
Bank, Trustee, incorporated herein by Reference to Exhibit 4.1 to Form 10K for the year ended December 31, 1989.

4.2-     First Supplemental Indenture date as of August 1, 1989 between Company
and
M&I First National Bank, Trustee, incorporated herein by Reference to Exhibit
4.2 to Form 10K for the year ended December 31, 1989.

4.3-     Form of Senior Bond (included in Exhibit 4.2), incorporated herein by
Reference to Exhibit 4.3 to Form 10K for the year ended December 31, 1989.

4.4-     Form of Subordinated Bond (included in Exhibit 10.3), incorporated herein
by Reference to Exhibit 4.4 to Form 10K for the year ended December 31, 1989.

4.5-     Form of Certificate of Residual Interest (included in Exhibit 10.3)
incorporated herein by Reference to Exhibit 4.5 to Form 10K for the year ended December 31, 1989.

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


E-1


Exhibit 10.   Material Contracts

10.1-    Purchase Agreement dated August 28, 1989 among the Company, Christian
Mutual Life Insurance Company and M&I First National Bank, incorporated herein by Reference to Exhibit 10.1 to Form 10K for the year ended December 31, 1989.

10.2-    Servicing Agreement dated August 28, 1989 among the Company, M&I First
National Bank and Christian Mutual Life Insurance Company, incorporated herein by Reference to Exhibit 10.2 to Form 10K for the year ended December 31, 1989.

10.3-    Subordinated Indebtedness and Residual Certificate Agreement dated as of
August 1, 1989 among the Company, Christian Mutual Life Insurance Company and B.C. Ziegler and Company, incorporated herein by Reference to Exhibit 10.3 to Form 10K for the year ended December 31, 1989.

10.4-    Purchase Agreement dated April 11, 1990 among the Company, Christian
Mutual Life Insurance Company, and M&I First National Bank, incorporated herein by Reference to Exhibit 10.1 to Form 10K for the year ended December 31, 1990.

10.5-    Servicing Agreement dated April 11, 1990 among the Company, M&I First
National Bank, and
Christian Mutual Life Insurance Company,    incorporated herein by Reference to
Exhibit 10.2 to Form 10K for the year ended December 31, 1990.

10.6-    Subordinated Indebtedness and Residual Certificate Agreement dated as of
April 1, 1990 among the Company, Christian Mutual Life Insurance Company, and B.C. Ziegler and Company, incorporated herein by Reference to Exhibit 10.3 to Form 10K for the year ended December 31, 1990.

Exhibit 16.   Letter re Change in Certifying Accountant

16.1-    Letter from registrant's former independent accountant dated March 27,
1997.








E-2