Form 10-Q
period 1998-03-31
CML CHURCH MORTGAGE INC
filed 1998-06-01
CIK 847433

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                  ___________________________________


                               FORM 10-Q
                              (Mark one)

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE PERIOD ENDED March 31, 1998

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


At March 31, 1998 there were 52 shares of Common Stock, $1.00 par value, outstanding.















                    PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

                                    CML CHURCH MORTGAGE, INC.

                                        Balance Sheets

                             March 31, 1998 and December 31, 1997

             Assets                                  March  31,   December 31,
                                                        1998           1997
                                                      Unaudited

Cash                                         $     1,397         $     1,391
Cash and cash equivalents, held by trustee       130,936             123,900
Total cash and cash equivalents                  132,332             125,291

Mortgage loans, held by trustee                1,403,327           1,535,004
Prepaid interest                                 104,972              70,429
Accrued interest receivable                       13,292              14,537
Deferred issuance costs                           27,161              30,522

                                             $ 1,681,085         $ 1,775,783


             Liabilities and Stockholder's Equity

Mortgage-backed senior bonds                 $1,425,741           $1,532,738
Mortgage-backed subordinated bonds              204,100              204,100
Accrued interest payable                         24,335               12,168
Residual interests                               25,512               25,386
Other liabilities                                   ---                  ---

Total liabilities                             1,679,688            1,774,392

Stockholder's Equity:
   Common stock, par value $1.00 per share;
   56,000 shares authorized; 1,000 shares issued;
     52 shares outstanding                        1,000                1,000
   Additional paid-in capital                    24,000               24,000
   Retained earnings                              7,397                7,391

Total                                            32,397               32,391
   Less cost of 948 shares reacquired and
     held in treasury                           (31,000)             (31,000)

Total stockholder's equity                        1,397                1,391
                                             $1,681,085           $1,775,783



See accompanying notes to the financial statements.

                                    CML CHURCH MORTGAGE, INC.

                                      Statements of Income
                                          (Unaudited)
                                                For the Three Months Ended
                                                         March 31
                                                  1998             1997

Revenues:
   Interest on mortgage loans                $   40,812       $   60,098
   Reduction of residual interest                  (125)           1,577
   Reinvestment earnings on cash and cash equivalents
     held by trustee                              1,749            3,706
   Other interest income                              6               11

Total revenues                               $   42,442       $   65,392

Expenses:
   Interest                                      29,627           57,269
   Loan servicing fees                            6,639            6,831
   Amortization of deferred issuance costs        3,361             (469)
   Other expenses                                 2,809            1,750

Total expenses                                   42,436           65,381
Net income                                   $        6       $       11






See accompanying notes to the financial statements.






















                        CML CHURCH MORTGAGE, INC.

                         Statements of Cash Flows
                               (Unaudited)

                                                   For the Three Months Ended
                                                            March 31,
                                                      1998              1997
Cash flows from operating activities:
   Net income                                      $     6          $      11
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Amortization of deferred issuance costs       3,361               (469)
       Income attributable to residual interest        ---             (1,576)
       (Increase) decrease in prepaid interest     (34,543)           (27,428)
       Reduction of residual interest                  126             (2,649)
       Dec (inc) in accrued interest receivable      1,245             (7,857)
       Inc (dec) in accrued interest payable        12,168             31,277
       (Decrease) increase in other liabilities        ---             (2,908)
Net cash provided by (used in)operating activities (17,637)           (11,599)

Cash flows from investing activities:
   Principal payments on mortgage loans            131,677             57,447

Net cash provided by investing activities          131,677             57,447

Cash flows from financing activities:
      Principal pymts on mtg-backed senior bonds  (106,999)           (57,917)

Net cash used in financing activities             (106,999)           (57,917)

Net inc (dec) in cash and cash equivalents           7,041            (12,069)

Cash and cash equivalents, beginning of period     125,291            149,989

Cash and cash equivalents, end of period         $ 132,332          $ 137,920







See accompanying notes to financial statements.




















                      CML CHURCH MORTGAGE, INC.

              Notes to Financial Statements (Unaudited)

                           March 31, 1998

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

  On January 1, 1995 the Company adopted Financial Accounting Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, which requires that creditors value all loans for which it is probable that the creditor will be unable to collect certain amounts due according to the terms of the loan agreement at the present value of expected future cash flows, discounted at the loan's effective interest rate, or observable market price of the impaired loan or the fair value of the collateral if the loan is collateral dependent. Management belives that loan carrying values and loan loss reserves provided in this 10-Q Filing comply with the requirements of this Statement.

(2)  Potential Problem Loan

  The Company is closely monitoring one loan with a balance of $1,008,542 at March 31, 1998. Payments are current due to draws from the loan payment account. This account requires six (6) months of payments at all times. Weekly drafts in the amount of $6,787 to replenish the loan payment account have not been completed for twelve (12) of the drafts since September 1997. The borrower will attempt to make up this short-fall in the loan payment account beginning in April 1998. Two additional weekly drafts of $6,787 were not completed on March 12, 1998 and March 26, 1998. All other weekly drafts have been completed. None of the missed drafts have been replaced to date.

(3)  Mortgage Loans, Held by Trustee

  The mortgage loans, which serve as collateral for the mortgage-backed senior and subordinated bonds, consist of fixed interest rate real estate loans evidenced by promissory notes secured by mortgages or similar security interests which create a first lien on church buildings and related properties. All of the mortgage loans contain provisions prohibiting prepayment during periods ranging from approximately 36 months to 48 months from the date acquired by the Company. The mortgage loans, when originated, generally had loan-to-value ratios ranging between 43% and 65%. The ability and willingness of these borrowers to honor their repayment commitments is generally dependent upon the financial condition of the church obligated as mortgagor, which, in turn, depends on the contributions received from members of the congregation. Approximately 72% of the remaining balance receivable is due from one congregation.

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

  The property was sold "as is" on December 30, 1996, for approximately $370,000 and funds were received in early January 1997. Additional funds amounting to $37,353 were received in January 1997 due to an over estimation of selling expenses at December 31, 1996.

(5)  Mortgage-backed Senior Bonds

  The following is a summary of the Series 1 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated August 1, 1989, and the outstanding principal amounts at March 31, 1998 follows:


                                                              Outstanding
                                          Original             Principal
   Interest              Stated           Principal             Amounts
     Rate               Maturity           Amounts              03/31/98
     9.00              2/10/1994        $  262,000            $   64,046
     9.10              8/10/1994           277,000                67,713
     9.10              2/10/1995           329,000                80,424
     9.10              8/10/1995           348,000                85,068
     9.25              2/10/1996           406,000                99,247
     9.25              8/10/1996           430,000               105,113
     9.25              2/10/1997           493,000               120,514
     9.75              8/10/2001         5,506,000             1,278,718
                                        $8,051,000            $1,900,843

  The above maturity schedule does not reflect the write-downs of Series 1 Senior Bonds totaling $727,103 which were recorded by the Company through March 31, 1998 (see note 4). Management of the Company believes that if these write-downs are realized as a result of losses on the sale of other real estate owned or foregone interest income on nonperforming mortgage loans, the bondholders would incur losses on a pro-rata share of their investment in relation to the total outstanding senior bonds.

  The following is a summary of the Series 2 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated April 1, 1990 and the outstanding principal amount at March 31, 1998 follows:

                                                              Outstanding
                                         Original              Principal
  Interest           Stated              Principal              Amounts
    Rate            Maturity              Amounts               03/31/98
    9.85           10/10/1997              362,000                     0
    9.85            4/10/1998              382,000                37,000
   10.50            4/10/2003            5,359,000               215,000
                                       $ 6,103,000            $  252,000

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





Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

First Quarter 1998 vs. First Quarter 1997
  Revenues for the first quarter of 1998 include interest income of $28,730 and $12,082 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The corresponding revenues for the first quarter of 1997 include interest income of $34,115 and $25,983 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The lower income for 1998 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the church mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid.

  Bond redemptions totaled $106,998 and $469,282 during the first quarter of 1998 and 1997, respectively.

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

  As a result of an appraisal received by the Company in November 1993, management recorded a write-down of $534,203 in order to value the property at fair market value less estimated cost to sell. This write-down was treated as a direct reduction of the Series 1 Subordinated Bonds in the amount of $128,873, the residual interest in the amount of $294,462 and the Series 1 Senior Bonds in the amount of $110,868. In 1994, management recorded a second write-down of $124,921. This write-down was treated as a direct reduction of the Series 1 Senior Bonds. In February 1996, the Company received an offer to purchase the property for $720,000 (net of estimated costs to sell). As such, an additional write- down of $360,000 was made in the 1995 financial statements to record the value of the property at the current value.

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

  The Company has been closely monitoring one mortgage loan with a balance of $1,008,542 at March 31, 1998. Payments are current due to draws from the loan payment account. This account requires six (6) months of payments at all times. Weekly drafts in the amount of $6,787 to replenish the loan payment account have not been completed for twelve (12) of the drafts since September 1997. The borrower will attempt to make up this short-fall in the loan payment account beginning in April 1998. Two additional weekly drafts have been completed. None of the missed drafts have been replaced to date.

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

  Each series of mortgage-backed bonds was structured in a manner such that principal and interest payments received from the related mortgage loans would be sufficient to fund all interest and principal payments on the bonds in addition to all other expenses of the Company. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations 1998 vs. 1997 interest income from mortgages backing the Series 1 bonds declined due to foregone interest income of a nonaccrual mortgage loan transferred to real estate owned coupled with yield losses due to mortgage loan prepayments. Because of these matters, the Company did not make $80,424 of principal payments scheduled for February 10, 1995 to holders of 9.10% unrated Series 1 senior bonds, $85,069 of principal payments scheduled for August 10, 1995 to holders of 9.10% unrated Series 1 senior bonds, $99,247 of principal payments scheduled for February 10, 1996 and $105,114 of principal payments scheduled for August 10, 1996 to holders of 9.25% unrated Series 1 senior bonds. On February 10, 1997, an additional $120,514 of principal payments was not paid as scheduled to the holders of 9.25% unrated Series 1 senior bonds. No assurance can be given as to the rate of prepayment of the mortgage loans or the amount of foregone interest income from loans in default which may occur in the future. The bonds are non-recourse bonds, and the holders of the bonds may not look to the Company or the Servicer, but may only look to the pool of mortgage loans and other assets securing the bonds for payment of principal and interest thereon. No mortgage loans securing any other series or bonds will be available to satisfy claims of holders of the bonds.

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

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
  None.

Item 2.  Changes in Securities
  None.

Item 3.  Defaults Upon Senior Securities
  As discussed in the Liquidity and Capital Resources Section of Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, interest income from mortgages backing the Series 1 bonds has been reduced since December 31, 1993 due to foregone interest income of a nonaccrual mortgage loan transferred to real estate owned coupled with yield losses due to mortgage loan prepayments. Because of these matters, the Company did not make $64,046 of principal payments scheduled for February 10, 1994 to holders of 9% unrated Series 1 senior bonds, $67,713 of principal payments scheduled for August 10, 1994 to holders of 9.10% unrated Series 1 senior bonds and $80,424 of principal payments scheduled for February 10, 1995 to holders of 9.10% unrated Series 1 senior bonds, $85,069 of principal payments scheduled for August 10, 1995 to holders of 9.10% unrated Series 1 senior bonds, $99,247 of principal payments scheduled for February 10, 1996 to holders of 9.25% unrated Series 1 senior bonds, $105,114 of principal payments scheduled for August 10, 1996 to holders of 9.25% unrated Series 1 senior bonds and $120,514 of principal payments scheduled for February 10, 197 to holders of 9.25% unrated Series 1 senior bonds.

Item 4.  Submission of Matters to a Vote of Security Holders
  None.

Item 5.  Other Information
  None.

Item 6.  Exhibits and Reports on Form 8-K
  None.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Date                    CML Church Mortgage, Inc.

March 21, 1998                     By:  Daniel George
                                        Daniel George, President

March 21, 1998                     By:  Mary Lou Rainey
                                        Mary Lou Rainey, Secretary