Form 10-Q
period 1998-06-30
CML CHURCH MORTGAGE INC
filed 1998-08-24
CIK 847433

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                          ___________________________________


                                     FORM 10-Q
                                    (Mark one)

               (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE PERIOD ENDED June 30, 1998

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


At June 30, 1998 there were 52 shares of Common Stock, $1.00 par value, outstanding.




                           PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

                             CML CHURCH MORTGAGE, INC.

                                  Balance Sheets

                       June 30, 1998 and December 31, 1997

     Assets                                         June  30,     December 31,
                                                      1998            1997
                                                           Unaudited

Cash                                              $     1,403     $     1,391
Cash and cash equivalents, held by trustee            155,435         123,900
Total cash and cash equivalents                       156,838         125,291

Mortgage loans, held by trustee                     1,309,431       1,535,004
Prepaid interest                                       79,541          70,429
Accrued interest receivable                            12,488          14,537
Deferred issuance costs                                24,048          30,522

    Total assets                                  $ 1,582,346     $ 1,775,783

   Liabilities and Stockholder's Equity

Mortgage-backed senior bonds                      $ 1,342,741     $ 1,532,738
Mortgage-backed subordinated bonds                    204,100         204,100
Accrued interest payable                                8,932          12,168
Residual interests                                     25,170          25,386

    Total liabilities                             $ 1,580,943     $ 1,774,392

Stockholder's Equity:
   Common stock, par value $1.00 per share;
   56,000 shares authorized; 1,000 shares issued;
     52 shares outstanding                              1,000           1,000
   Additional paid-in capital                          24,000          24,000
   Retained earnings                                    7,403           7,391

    Subtotal                                           32,403          32,391

   Less cost of 948 shares reacquired and
     held in treasury                                 (31,000)        (31,000)

    Total stockholder's equity                          1,403           1,391

    Total liabilities and stockholder's equity    $ 1,582,346     $ 1,775,783



See accompanying notes to the financial statements.





                              CML CHURCH MORTGAGE, INC.

                                 Statements of Income
                                    (Unaudited)
                                                   For the Three Months Ended
                                                             June 30,
                                                        1998           1997

Revenues:
   Interest on mortgage loans                   $     38,179     $     58,439
   Reduction of residual interest                        342             (451)
   Reinvestment earnings on cash and cash equivalents
     held by trustee                                   1,330            1,264
   Other interest income                                   6                7

    Total revenues                              $     39,857      $    59,259

Expenses:
   Interest                                           29,587           53,931
   Loan servicing fees                                 5,961             (565)
   Amortization of deferred issuance costs             3,112            4,568
   Other expenses                                      1,191            1,745

    Total expenses                                    39,851           59,679

    Net income (loss)                           $          6      $      (420)
































See accompanying notes to the financial statements.



                               CML CHURCH MORTGAGE, INC.

                                 Statements of Income
                                     (Unaudited)
                                                     For the Six Months Ended
                                                             June 30,
                                                      1998              1997

Revenues:
   Interest on mortgage loans                   $     78,992      $   118,537
   Reduction of residual interest                        216            1,126
   Reinvestment earnings on cash and cash equivalents
     held by trustee                                   3,078            4,970
   Other interest income                                  13               18

    Total revenues                              $     82,299      $   124,651

Expenses:
   Interest                                           59,214          111,200
   Loan servicing fees                                12,600            6,266
   Amortization of deferred issuance costs             6,473            4,099
   Other expenses                                      4,000            3,495

    Total expenses                                    82,287          125,060

    Net income (loss)                           $         12      $      (409)



























See accompanying notes to the financial statements.






                                CML CHURCH MORTGAGE, INC.

                                Statements of Cash Flows
                                       (Unaudited)

                                                     For the Six Months Ended
                                                               June 30,
                                                          1998          1997
Cash flows from operating activities:
   Net income (loss)                                $        12   $      (409)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Amortization of deferred issuance costs            6,473         4,099
       Decrease in receivable from sale of ORE              ---       376,334
       (Increase) decrease in prepaid interest           (9,112)        2,467
       Reduction of residual interest                      (216)       (2,127)
       Decrease (incr) in accrued interest receivable     2,049            59
       Increase (decr) in accrued interest payable       (3,235)       (1,808)
       (Decrease) increase in other liabilities             ---        (3,387)
    Net cash provided by (used in)
      operating activities                               (4,029)      375,228
Cash flows from investing activities:
   Principal payments on mortgage loans                 225,574       126,922

    Net cash provided by investing activities           225,574       126,922

Cash flows from financing activities:
   Principal payments on mtg-backed sr bonds           (189,998)     (507,613)

    Net cash used in financing activities              (189,998)     (507,613)

Net increase (decrease) in cash and cash equivalents     31,547        (5,463)

Cash and cash equivalents, beginning of period          125,291       149,776

Cash and cash equivalents, end of period                156,838       144,313






See accompanying notes to financial statements.




                                 CML CHURCH MORTGAGE, INC.

                        Notes to Financial Statements (Unaudited)

                                    June 30, 1998


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

(2)  Potential Problem Loan

   The Company is closely monitoring one loan with a balance of $954,838 at June 30, 1998. Payments are current due to draws from the loan payment account. This account requires six (6) months of payments at all times. Weekly drafts in the amount of $6,787 to replenish the loan payment account have not been completed for twelve (12) of the drafts since September 1997. The borrower will attempt to make up this short-fall in the loan payment account beginning April 1998. Weekly drafts of $6,787 were not completed on March 12, March 26, June 4 and June 11, 1998. No drafts have been completed since June 25, 1998. All other weekly drafts have been completed. None of the missed drafts have been replaced to date. Payment remains current due to draws from the loan payment account.

(3)  Mortgage Loans, Held by Trustee

   The mortgage loans, which serve as collateral for the mortgage-backed senior bonds, consist of fixed interest rate real estate loans evidenced by promissory notes secured by mortgages or similar security interests which create a first lien on church buildings and related properties. All of the mortgage loans contain provisions prohibiting prepayment during periods ranging from approximately 36 months to 48 months from the date acquired by the Company. The mortgage loans, when originated, generally had loan-to-value ratios ranging between 43% and 65%. The ability and willingness of these borrowers to honor their repayment commitments is generally dependent upon the financial condition of the church obligated as mortgagor, which, in turn, depends on the contributions received from members of the congregation. Approximately 73% of the remaining balance receivable is due from one congregation.

(4)  Other Real Estate Owned

   On December 28, 1993, the Company accepted a deed-in-lieu of foreclosure on a church property located near the south central section of Los Angeles, California.

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

   The property was sold "as is" on December 30, 1996, for approximately $370,000 and funds were received in early January 1997. Additional funds amounting to $37,353 were received in January 1997 due to an over estimation of selling expenses at December 31, 1996; therefore, the write-down at December 31, 1996 was adjusted to $90,000.

(5)  Mortgage-backed Senior Bonds

   The following is a summary of the Series 1 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated
August 1, 1989, and the outstanding principal amounts at June 30, 1998 follows:

                                           Outstanding
                             Original       Principal
 Interest      Stated       Principal        Amounts
   Rate        Maturity      Amounts         06/30/98
   9.00       2/10/1994   $   262,000   $     64,046
   9.10       8/10/1994       277,000         67,713
   9.10       2/10/1995       329,000         80,424
   9.10       8/10/1995       348,000         85,068
   9.25       2/10/1996       406,000         99,247
   9.25       8/10/1996       430,000        105,113
   9.25       2/10/1997       493,000        120,514
   9.75       8/10/2001     5,506,000      1,278,718
                          $ 8,051,000     $1,900,843

   The above maturity schedule does not reflect the write-downs of Series 1 Senior Bonds totaling $727,103 which were recorded by the Company through June 30, 1998 (see note 4). Management of the Company believes that if these write-downs are realized as a result of losses on the sale of other real estate owned or foregone interest income on nonperforming mortgage loans, the bondholders would incur losses on a pro-rata share of their investment in relation to the total outstanding senior bonds.

   The following is a summary of the Series 2 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated
April 1, 1990 and the outstanding principal amount at June 30, 1998 follows:

                                          Outstanding
                            Original       Principal
 Interest      Stated       Principal       Amounts
   Rate       Maturity       Amounts        06/30/98
  10.50       4/10/2003     $5,359,000      $169,000


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





Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Second Quarter 1998 vs. Second Quarter 1997
   Revenues for the second quarter of 1998 include interest income of $27,240 and $10,940 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The corresponding revenues for the second quarter of 1997 include interest income of $29,895 and $24,039 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The lower income for 1998 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the church mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid.

   Bond redemptions totaled $83,000 and $38,333 during the second quarter of 1998 and 1997, respectively.

First Six Months 1998 vs. First Six Months 1997
   Revenues for the first six months of 1998 include interest income of $55,969 and $23,022 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The corresponding revenues for the first six months of 1997 include interest income of $62,572 and $48,629 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The lower income for 1998 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the church mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid.

   Bond redemptions totaled $189,998 and $507,615 during the first six months of 1998 and 1997, respectively.

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

   The property was sold "as is" on December 30, 1996, for $370,000 and the funds were received in January 1997. The write-down recorded at December 31, 1996 was adjusted to $90,000 due to the receipt of additional funds in January 1997 amounting to $37,353 relating to an over estimation of selling expenses.

   The Company has been closely monitoring one mortgage loan with a balance of $954,838 at June 30, 1998. Payments are current due to draws from the loan payment account. This account requires six (6) months of payments at all times. Weekly drafts in the amount of $6,787 to replenish the loan payment account have not been completed for twelve (12) of the drafts since September 1997. The borrower will attempt to make up this short-fall in the loan payment account beginning in April 1998. Weekly drafts of $6,787 were not completed on March 12, March 26, June 4 and June 11, 1998. No drafts have been completed since June 25, 1998. All other weekly drafts have been completed. None of the missed drafts have been replaced to date. Payment remains current due to draws from the loan payment account.

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

   Each series of mortgage-backed bonds was structured in a manner such that principal and interest payments received from the related mortgage loans would be sufficient to fund all interest and principal payments on the bonds in addition to all other expenses of the Company. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations 1998 vs. 1997 interest income from mortgages backing the Series 1 bonds declined due to foregone interest income of a nonaccrual mortgage loan transferred to real estate owned coupled with yield losses due to mortgage loan prepayments. Because of these matters, the Company did not make $80,424 of principal payments scheduled for February 10, 1995 to holders of 9.10% unrated Series 1 senior bonds, $85,069 of principal payments scheduled for August 10, 1995 to holders of 9.10% unrated Series 1 senior bonds, $99,247 of principal payments scheduled for February 10, 1996 and $105,114 of principal payments scheduled for August 10, 1996 to holders of 9.25% unrated Series 1 senior bonds. On February 10, 1997, an additional $120,514 of principal payments was not paid as scheduled to the holders of 9.25% unrated Series 1 senior bonds. No assurance can be given as to the rate of prepayment of the mortgage loans or the amount of foregone interest income from the loans in default which may occur in the future. The bonds are non-recourse bonds, and the holders of the bonds may not look to the Company or the Servicer, but may only look to the pool of morgage loans and other assets securing the bonds for payment of principal and interest thereon. No mortgage loans securing any other series or bonds will be available to satisfy claims of holders of the bonds.

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


Year 2000 Compliance

   By the end of 1999, the Company expects that its various administrative systems will have the capability to process transactions dated beyond 1999. The costs to complete the Company's efforts to modify or replace such systems are not expected to be material.



                    PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
      None.

Item 2.  Changes in Securities
      None.

Item 3.  Defaults Upon Senior Securities

   As discussed in the Liquidity and Capital Resources Section of Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, interest income from mortgages backing the Series 1 bonds has been reduced since December 31, 1993 due to foregone interest income of a nonaccrual mortgage loan transferred to real estate owned coupled with yield losses due to mortgage loan prepayments. Because of these matters, the Company did not make $64,046 of principal payments scheduled for February 10, 1994 to holders of 9% unrated Series 1 senior bonds, $67,713 of principal payments scheduled for August 10, 1994 to holders of 9.10% unrated Series 1 senior bonds and $80,424 of principal payments scheduled for February 10, 1995 to holders of 9.10% unrated Series 1 senior bonds, $85,069 of principal payments scheduled for August 10, 1995 to holders of 9.10% unrated Series 1 senior bonds, $99,247 of principal payments scheduled for February 10, 1996 to holders of 9.25% unrated Series 1 senior bonds, $105,114 of principal payments scheduled for August 10, 1996 to holders of 9.25% unrated Series 1 senior bonds and $120,514 of principal payments scheduled for February 10, 1997 to holders of 9.25% unrated Series 1 senior bonds.


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



  Date                             CML Church Mortgage, Inc.




     August 12, 1998                    By:     /s/ Daniel George
                                                Daniel George, President


     August 12, 1998                    By:    /s/ Mary Lou Rainey
                                               Mary Lou Rainey, Secretary