Form 10-Q
period 1998-09-30
CML CHURCH MORTGAGE INC
filed 1998-12-03
CIK 847433

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549

     ___________________________________


                  FORM 10-Q
                 (Mark one)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE PERIOD ENDED September 30, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

       Commission File Number 33-27664



          CML CHURCH MORTGAGE, INC.
(Exact name of registrant as specified in its charter)


Wisconsin                                02-0430692
(State or other jurisdiction            (IRS FEIN)
of incorporation or organization)


2727 Allen Parkway, Houston Texas             77019-2115
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


At September 30, 1998 there were 52 shares of Common
Stock, $1.00 par value, outstanding.






       PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

         CML CHURCH MORTGAGE, INC.

              Balance Sheets

 September 30, 1998 and December 31, 1997

Assets                                   September  30,      December 31,
                                              1998              1997
                                           Unaudited

Cash                                    $       1,409     $       1,391
Cash and cash equivalents                      91,763           123,900
Total cash and cash equivalents                93,172           125,291

Mortgage loans, held by trustee             1,230,788         1,535,004
Prepaid interest                              114,085            70,429
Accrued interest receivable                    10,577            14,537
Deferred issuance costs                        20,848            30,522

Total assets                            $   1,469,469     $   1,775,783


                       Liabilities and Stockholder's Equity

Mortgage-backed senior bonds            $   1,220,410     $   1,532,738
Mortgage-backed sub bonds                     204,100           204,100
Accrued interest payable                       19,416            12,168
Residual interests                             24,135            25,386

Total liabilities                       $   1,468,060     $   1,774,392

Stockholder's Equity:
   Common stock, par value $1.00 per share;
   56,000 shares authorized; 1,000 shares issued;
     52 shares outstanding                      1,000             1,000
   Additional paid-in capital                  24,000            24,000
   Retained earnings                            7,409             7,391

Subtotal                                       32,409            32,391

   Less cost of 948 shares reacquired and
     held in treasury                         (31,000)          (31,000)

Total stockholder's equity                      1,409             1,391

Ttl liabilities & stockholder's equity    $ 1,469,469     $   1,775,783

See accompanying notes to the financial statements.


CML CHURCH MORTGAGE, INC.

 Statements of Income
      (Unaudited)

                                                 For the Three Months Ended
                                                       September 30,
                                                 1998                1997

Revenues:
   Interest on mortgage loans                  $    33,705     $     85,275
   Reduction of residual interest                    1,036          (24,491)
   Reinvestment earnings on cash and cash equivalents
     held by trustee                                 1,496            4,459
  Other interest income                                  6                6

     Total revenues                            $    36,243     $     65,249

Expenses:
   Interest                                         23,567           50,183
   Loan servicing fees                               7,153            6,741
   Amortization of deferred issuance costs           3,201            4,685
   Other expenses                                    2,315            3,634

     Total expenses                                 36,237           65,243

     Net income (loss)                        $          6     $          6






See accompanying notes to the financial statements.


CML CHURCH MORTGAGE, INC.

 Statements of Income
       (Unaudited)

                                                    For the Nine Months Ended
                                                          September 30,
                                                     1998                1997

Revenues:
   Interest on mortgage loans                   $    112,697       $    203,812
   Reduction of residual interest                      1,252            (23,366)
   Reinvestment earnings on cash and cash equivalents
     held by trustee                                   4,575              9,430
   Other interest income                                  18                 25

Total revenues                                  $    118,541       $    189,901

Expenses:
   Interest                                           82,781            161,384
   Loan servicing fees                                19,753             13,007
   Amortization of deferred issuance costs             9,674              8,784
   Other expenses                                      6,315              7,129

Total expenses                                       118,523            190,304

Net income (loss)                               $         18       $       (403)




See accompanying notes to the financial statements.




CML CHURCH MORTGAGE, INC.

 Statements of Cash Flows
(Unaudited)

                                                      For the Nine Months Ended
                                                              September 30,
                                                       1998             1997
Cash flows from operating activities:
   Net income (loss)                                $       18     $      (403)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Amortization of deferred issuance costs           9,674           8,784
       Decrease in receivable from sale of ORE             ---         376,334
       (Increase) decrease in prepaid interest         (43,656)         34,618
       Reduction of residual interest                   (1,252)         22,364
       Dec (inc) in accrued interest receivable          3,960          (3,707)
       Inc (dec) in accrued interest payable            (7,248)         27,662
       (Dec) inc in other liabilities                      ---          (3,386)
Net cash provided by (used in)
operating activities                                   (38,504)        393,030
Cash flows from investing activities:
   Principal payments on mortgage loans                304,217         675,902

Net cash provided by investing activities              304,217         675,902

Cash flows from financing activities:
      Principal payments mortgage-backed sr bonds     (312,328)       (596,573)

Net cash used in financing activities                 (312,328)       (596,573)

Net inc (dec) in cash and cash equivalents              32,137         472,359

Cash & cash equivalents, beginning of period           125,291         149,776

Cash and cash equivalents, end of period           $    93,175   $     622,135




See accompanying notes to financial statements.



          CML CHURCH MORTGAGE, INC.

  Notes to Financial Statements (Unaudited)

             September 30, 1998

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

(2)  Potential Problem Loan

     The Company is closely monitoring one loan with a balance of $896,889 at September 30, 1998. Payments are current due to draws from the loan payment account. This account requires six (6) months of payments at all times. Weekly drafts in the amount of $6,787 to replenish the loan payment account have not been completed for twelve
(12) of the drafts since September 1997. The borrower will attempt to make up this short-fall in the loan payment account beginning in April 1998. Weekly drafts of $6,787 were not completed on March 12, March
26, June 4 and June 11, 1998. No drafts have been completed since
June 25, 1998. All other weekly drafts have been completed. None of the missed drafts have been replaced to date. Payment remains current due to draws from the loan payment account. A payment shortfall occurred on October 1, 1998. Remaining funds in the loan payment account were depleted causing a payment shortfall of $22,000. The payment made on November 1, 1998 was $11,000 to cover the past due and current interest due. The Church has submitted paperwork to refinance the loan and has requested minimal payments of interest only until the refinance takes place. The estimated time of refinance is sixty
(60) days.

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

(4)  Other Real Estate Owned

     There is no other real estate owned.

(5)  Mortgage-backed Senior Bonds

     The following is a summary of the Series 1 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated August 1, 1989, and the outstanding principal amounts at September 30, 1998 follows:

                                                                   Outstanding
                                             Original                Principal
     Interest          Stated               Principal                 Amounts
       Rate           Maturity               Amounts                  09/30/98

       9.00         2/10/1994            $   262,000               $     60,362
       9.10         8/10/1994                277,000                      63,818
       9.10         2/10/1995                329,000                      75,798
       9.10         8/10/1995                348,000                      80,176
       9.25         2/10/1996                406,000                      93,538
       9.25         8/10/1996                430,000                      99,068
       9.25         2/10/1997                493,000                     113,582
       9.75         8/10/2001              5,506,000                  1,205,170
                                         $ 8,051,000                $ 1,791,513

     The above maturity schedule does not reflect the write-downs of Series 1 Senior Bonds totaling $727,103 which were recorded by the Company through September 30, 1998 (see note 4). Management of the Company believes that if these write-downs are realized as a result of losses on the sale of other real estate owned or foregone interest income on nonperforming mortgage loans, the bondholders would incur losses on a pro-rata share of their investment in relation to the total outstanding senior bonds.

     The following is a summary of the Series 2 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated April 1, 1990 and the outstanding principal amount at September 30, 1998 follows:

                                                                    Outstanding
                                          Original                    Principal
   Interest        Stated                Principal                     Amounts
     Rate          Maturity               Amounts                     09/30/98

     10.50        4/10/2003              5,359,000                     156,000

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Third Quarter 1998 vs. Third Quarter 1997

     Revenues for the third quarter of 1998 include interest income of $23,804 and $9,901 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The corresponding revenues for the third quarter of 1997 include interest income of $26,327 and $23,857 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The lower income for 1998 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the church mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid.

     Bond redemptions totaled $122,331 and $88,958 during the third quarter of 1998 and 1997, respectively.

First Nine Months 1998 vs. First Nine Months 1997

     Revenues for the first nine months of 1998 include interest income of $79,774 and $32,923 from mortgages backing the unrated
Series 1 bonds and unrated Series 2 bonds, respectively. The corresponding revenues for the first nine months of 1997 include interest income of $88,899 and $72,485 from mortgages backing the unrated
Series 1 bonds and unrated Series 2 bonds, respectively. The lower income for 1998 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the church mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid.

     Bond redemptions totaled $312,328 and $596,573 during the first nine months of 1998 and 1997, respectively.

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

Other Real Estate Owned

     There is no other real estate owned.

Potential Problem Loan

     The Company has been closely monitoring one mortgage loan with a balance of $896,889 at September 30, 1998. Payments are current due to draws from the loan payment account. This account requires six
(6) months of payments at all times. Weekly drafts in the amount of $6,787 to replenish the loan payment account have not been completed for twelve (12) of the drafts since September 1997. The borrower will attempt to make up this short-fall in the loan payment account beginning in April 1998. Weekly drafts of $6,787 were not completed on March 12, March 26, June 4 and June 11, 1998. No drafts have been completed since June 25, 1998. All other weekly drafts have been completed.
None of the missed drafts have been replaced to date. Payment remains current due to draws from the loan payment account.

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


            Date                                  CML Church Mortgage, Inc.




November 19, 1998                   By:     /s/ Daniel George

                                            Daniel George, President







November 19, 1998                   By:    /s/ Mary Lou Rainey
                                          Mary Lou Rainey, Secretary