Form 10-K
period 1998-12-31
CML CHURCH MORTGAGE INC
filed 1999-04-16
CIK 847433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________

FORM 10-K
(Mark one)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

At December 31, 1998 there were 52 shares of Common Stock, $1.00 par value, outstanding.





Item 1-Business
CML Church Mortgage, Inc. (the Company) was incorporated in the State of Wisconsin on March 10, 1989, as a wholly-owned subsidiary of Christian Mutual Life Insurance Company (CML). The Company was organized to facilitate the financing of mortgage loans and is not permitted and does not intend to engage in any business activities other than (i) to issue bonds secured by promissory notes secured by first liens on real estate, (ii) to purchase or otherwise acquire, own, hold, transfer, convey, assign, pledge, mortgage, finance, refinance and otherwise deal with such mortgage collateral, (iii) to invest and reinvest the payments received with respect to the mortgage collateral, and (iv) to engage in any activities incidental and necessary for such purposes. The Company does not have, nor is it expected in the future to have, any significant assets other than the assets pledged as security for specific series of securities issued by it.

On December 14, 1998, the Company's common stock was transferred to it's ultimate parent, Central United Life Insurance Company (CUL) at which time it became a wholly owned subsidiary of CUL.

There are no paid employees of the Company.

Item 2 - Properties
The Company owns no property and leases no office space.

Item 3 - Legal Proceedings
The Company is not a party to any material pending legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders
No matters were submitted during the fourth quarter of the fiscal year 1998 to a vote of security holders.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters No effort has been made to make a market for the common stock of the Company. Central United Life Insurance Company owns 100% of the issued and outstanding shares of the Company.

Item 6 - Selected Financial Data
                        1998      1997      1996           1995        1994

Total revenue     $ 148,438    248,963       492,266       798,889
1,358,701
Net income (loss)            (6)       (396)          327         875
6
61
Basic earnings (loss) per
   common share         (.12)     (7.62)         .89         .88
 .66
Cash dividends per
    share declared__________ _________ _________  _________     _________
Total assets       1,403,542  1,775,783 3,045,276      4,032,817     6,752,597
Mortgage-backed
   bonds          1,370,510   1,736,838 2,993,724     3,915,260      6,411,771
Stockholder's
   equity                 1,385        1,391         1,787     32,460
31,585


                                        1


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Years ended December 31, 1998 compared to December 31, 1997
Revenues for 1998 include interest income of $99,327 and $41,651 from mortgages backing the Series 1 and Series 2 bonds, respectively. The corresponding interest income for 1997 includes $128,768 and $119,972 from mortgages backing the Series 1 and Series 2 bonds, respectively. The lower interest income for 1998 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These pre-payments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate to bondholders decreases as mortgage loans are prepaid.

Prepayments also increase the charge in the period of prepayment for amortization of deferred issuance costs, which occurs over the life of the out-standing bonds.

Bond redemptions totaled $366,328 and $1,256,886 during 1998 and 1997, respectively.

Years ended December 31, 1997 compared to December 31, 1996
Revenues for 1997 include interest income of $128,768 and $119,972 from mortgages backing the Series 1 and Series 2 bonds, respectively. The corre-sponding interest income for 1996 includes $147,842 and $141,992 from mortgages backing the Series 1 and Series 2 bonds, respectively. The lower interest income for 1997 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepay-ments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate to bondholders decreases as mortgage loans are prepaid.

Prepayments also increase the charge in the period of prepayment for amort-ization of deferred issuance costs, which occurs over the life of the out-standing bonds.

Bond redemptions totaled $1,256,886 and $752,870 during 1997 and 1996, respectively.

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

In October 1996, the Company received an offer for the sale of the property "as is" for $520,000. Additionally, two settlements totaling $207,190 were received covering three incidents of substantial vandalism and theft of property of the
church property since the third week of February 1996.   As a result of these
transactions, an additional $45,000 write-down was recorded in the third quarter of 1996. The new carrying value of $675,000 reflects (1) the "as is" offer price of $520,000 less estimated cost to sell of approximately $52,000 and (2) the $207,190 settlement amounts for repairs which will not be required if the property is sold "as is." An environmental inspection revealed asbestos that was exposed by the vandalism incidents. The cost of the asbestos removal was estimated at $150,000 further reducing the offer price to approximately $370,000. As a result, an additional $123,666 write-down was recorded at December 31, 1996.

The property was sold "as is" on December 30, 1996, for approximately $370,000 and the funds were received in early January 1997. Additional funds amounting to $37,353 were received in January 1997 due to an over estimation of selling expenses at December 31, 1996.

Potential Problem Loan
The Company is closely monitoring one loan with a balance of $896,143 at December 31, 1998. Payments are current due to draws from the loan payment account. This account requires six (6) months of payments at all times. Weekly drafts in the amount of $6,787 to replenish the loan payment account have not been completed for twelve (12) of the drafts since September 1997. The borrower was to make up this short-fall in the loan payment account beginning in April 1998. Weekly drafts of $6,787 were not completed on March 12, March 26, June 4 and June 11, 1998. No drafts have been completed since June 25, 1998. All other weekly drafts before June 11, 1998 were completed. None of the missed drafts have been replaced to date. Payments remained current due to draws from the loan payment account until a payment shortfall occurred on October 1, 1998. Remaining funds in the loan payment account were depleted causing a payment shortfall of $22,000. A payment of $11,000 was made on November 1, 1998 to cover the current and past due interest. The Church has submitted paperwork to refinance the loan and has requested minimal payments of interest only until the refinance takes place. The Church estimates the refinancing to occur within sixty (60) days. No payment was received for December 1, 1998. $9,000 was received for January 1, 1999 and no payment was received for February 1 and March 1, 1999. Past due interest is $24,759 as of March 1. A letter of impending default has been sent and default date of interest at 18% will
commence if default is not cured.   The Company is not currently accruing
interest on the mortgage loan.

In assessing the loan, management evaluated the collateral of the underlying loan and has assessed that the underlying collateral is adequate to cover the loan.

Liquidity and Capital Resources
The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.

Each series of mortgage-backed bonds was structured in a manner such that principal and interest payments received from the related mortgage loans would be sufficient to fund all interest and principal payments on the bonds in addition to all other expenses of the Company. As discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations 1998 vs. 1997 and 1997 vs. 1996, interest income from mortgages backing the Series 1 bonds declined in both 1998 and 1997 due to foregone interest income of a nonaccrual mortgage loan which was transferred to real estate owned, coupled with yield losses due to mortgage loan prepayments. Because of these matters, the Company did not make $67,651 of principal payments scheduled for February 10, 1994 and $71,524 of principal payments scheduled for August 10, 1994 to holders of 9.10% unrated Series 1 senior bonds, $84,951 of principal payments scheduled for February 10, 1995 and $89,857 of principal payments scheduled for August 10, 1995 to holders of 9.10% unrated Series 1 senior bonds, $104,833 of principal payments scheduled for February 10, 1996 and $111,030 of principal payments scheduled for August 10, 1996 to holders of 9.10% unrated Series 1 senior bonds. On February 10, 1997, an additional $127,298 of principal payments was not paid as scheduled to the holders of 9.10% unrated Series 1 senior bonds. No assurances can be given as to the rate of prepayment of the mortgage loans or the amount of foregone interest income from loans in default which may occur in the future. The bonds are non-recourse bonds, and the holders of the bonds may not look to the Company or the Servicer, but may only look to the pool of mortgage loans and other assets securing the bonds for payment of principal and interest thereon. No mortgage loans securing any other series or bonds will be available to satisfy claims of holders of the bonds.

Year 2000 Compliance
The Company utilizes an external trustee to process the majority of its mission critical transactions and has gathered information about their year 2000 compliance status. The Company continues to monitor their compliance.

Item 7a - Disclosure About Market Risk
The fair values of certain assets and liabilities are sensitive to changes in market interest rates and prepayments. The impact of changes in interest rates and prepayments would not effect the Company since any financial impact is passed onto the bondholders.

Item 8 - Financial Statements and Supplementary Data
The financial statements of the Company as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997, and 1996 along with the independent auditors' reports thereon are included herein.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

PART III

Item 10 - Directors and Executive Officers of the Company
The directors and executive officers of the Issuer are as follows:

    Name                Age       Positions and Offices Held
    Daniel J. George      32      President
    Mary Lou Rainey        42         Secretary

Mr. George joined CML Church Mortgage, Inc. in 1996, on the acquisition of the Company's parent by Central United Life Insurance Company.

Ms. Rainey joined CML Church Mortgage, Inc. in 1996, on the acquisition of the Company's parent by Central United Life Insurance Company.

Item 11 - Executive Compensation
The Company has no salaried employees.

The directors and executive officers of the Company are required to devote only so much of their time to the Company's affairs as is necessary or required for the effective conduct and operation of the Company's business. The mortgage loan Servicing Agreement provides that Central United Life Insurance Company, as Servicer, will assume principal responsibility for administering the day-to-day operations of the Company and performing or supervising the performance of such other administrative functions necessary in managing the Company as may be agreed upon by the Central United Life Insurance Company and the Board of Directors of the Company. The officers named above, in their capacities as such will devote only a small portion of their time to the affairs of the Company. However, since the above officers are employees of the Servicer, they will devote such portion of their time to the affairs of Central United Life Insurance Company in their capacities as employees of Christian Mutual Life Insurance Company, as is required for the performance of the duties of Central United Life Insurance Company under the Servicing Agreement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
As of December 31, 1998, Central United Life Insurance Company (CUL) owns 100% of the outstanding shares of Common Stock of the Company (52 shares) and has the sole voting and dispositive powers.

Item 13 - Certain Relationships and Related Transactions
The mortgage loans held by Trustee were originated by Christian Mutual Life and were acquired by the Company for $17,317,000 (the outstanding principal balance at date of acquisition). The mortgage loans serve as collateral for $9,153,000 of Series 1 mortgage-backed bonds and $8,164,000 of Series 2 mortgage-backed bonds. CUL services the mortgage loans for the Company for annual fees equal to 0.40% and 0.45%, respectively, of the outstanding mortgage loan principal balances backing the Series 1 and Series 2 mortgage-backed bonds.

CUL purchased from the Company subordinated bonds in the amount of $274,590 and $204,100 pertaining to the Series 1 and Series 2 pools, respectively.

Losses of principal on mortgage loans will be charged directly to the Sub-ordinated Bonds as an automatic reduction of the outstanding principal balances. Similarly, past due or defaulted interest amounts on mortgage loans will reduce interest otherwise payable on the Subordinated Bonds. This reduction will con-tinue to the extent and as long as the interest paid on the mortgage loans is not current.

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K


INDEX TO FINANCIAL STATEMENTS

Financial Statements and Schedule Page No.

    Independent Auditors' Report (KPMG LLP)                               F-1

    Balance Sheets as of December 31, 1998 and 1997                       F-2

    Statements of Operations for the years ended December 31, 1998,
         1997 and 1996                                                     F-3

    Statements of Change in Stockholder's Equity for the years ended

    December 31, 1998, 1997 and 1996                                  F-4

    Statements of Cash Flows for the years ended December 31, 1998,
         1997 and 1996                                                     F-5

    Notes to Financial Statements                                     F-6

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

Reports on Form 8-K

The Company filed no report on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 27th day of March, 1999.


CML CHURCH MORTGAGE, INC.



  /s/ Daniel J. George
  Daniel J. George, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                Title               Date


    /s/ Daniel J. George
    Daniel J. George             President     March 27, 1999


    /s/ Mary Lou Rainey
    Mary Lou Rainey               Secretary    March 27, 1999

Independent Auditors' Report

The Board of Directors
CML Church Mortgage, Inc.:


We have audited the balance sheets of CML Church Mortgage, Inc. (the Company) as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1998. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CML Church Mortgage, Inc. at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


    KPMG LLP



Houston, Texas
March 26, 1999





                                       F-1

CML CHURCH MORTGAGE, INC.
Notes to Financial Statements
December 31, 1998 and 1997

               Assets                              1998             1997
Cash and cash equivalents:

       Cash                                        1,385            1,391
       Cash and cash equivalents, held by trustee 87,514          123,900
             Total cash and cash equivalents      88,899          125,291
Mortgage loans, held by trustee                1,188,051        1,535,004
Advances on bond redemptions                      96,612           70,429
Accrued interest receivable                       11,584           14,537
Deferred issuance costs, net of accumulated
amortization of $702,121 in 1998 and
$689,995 in 1997                                  18,396           30,522
             Total Assets                      1,403,542        1,775,783



Liabilities and Stockholder's Equity


Liabilities:


      Mortgage-backed senior bonds            1,166,410        1,532,738
      Mortgage-backed subordinated bonds        204,100          204,100
      Accrued interest payable                    8,290           12,168
      Residual interest                          23,357           25,386
      Other liabilities                               0                0
             Total liabilities                1,402,157        1,774,392



Stockholder's equity:
       Common stock, $1 par value, 56,000
shares authorized; 1,000 shares issued; 52
shares outstanding in 1998 and 1997               1,000            1,000
       Additional paid in capital                24,000           24,000
       Treasury stock, 948 shares, at cost      (31,000)         (31,000)
       Retained earnings                          7,385            7,391
          Total stockholder's equity              1,385            1,391

          Total liabilities & stockholder's
               equity                        $1,403,542        1,775,783


See accompanying notes to financial statements.



(continued)
                                       F-2

CML CHURCH MORTGAGE, INC.
Statements of Operations
Years ended December 31, 1998, 1997 and 1996


Revenues:                                    1998         1997          1996

      Interest                      $      140,978      248,740        289,834
      Reduction of mortgage-backed senior
bonds, subordinated bonds and residual
interest due to loan and foreclosure losses  2,029      (11,287)       193,092
      Reinvestment earnings on cash & cash
equivalents held by trustee                  5,407       11,479          9,001
      Other interest income                     24           31            339
          Total revenues                   148,438      248,963        492,266


Expenses:

      Interest                             114,593      192,255        244,503
      Provision for losses on other RE
owned, absorbed by bond & residual
interest holders                                 0            0        168,666
      Loan servicing fees paid to Parent    14,738       19,697         18,258
      Amortization of deferred issuance
          costs                             12,126       29,150         26,790
      Loss attributable to residual
          interest                               0       (1,002)             0
      Other expenses                         6,987        9,259         33,722
           Total expenses                  148,444      249,359        491,939
            Net income (loss)                   (6)        (396)           327


Basic earnings(loss) per common share        (0.12)       (7.62)          .089
Weighted average number of shares
outstanding                                     52           52            368

See accompanying notes to financial statements





                   (
continued)
                                        F-3

CML CHURCH MORTGAGE, INC.
Statements of Changes in Stockholder's Equity
Years ended December 31, 1998, 1997 and 1996

                                       Additional
                       Number   Common  paid-in   Treasury  Retained
                     of shares  Stock   capital    stock    earnings   Total

Balance at 12/31/95     1,000   1,000    24,000         0     7,460   32,460
Purchase of common stock (948)      0         0   (31,000)        0  (31,000)
Net income                  0       0         0         0       327      327
Balance at 12/31/96        52   1,000    24,000   (31,000)    7,787    1,787
Net (loss)                  0       0         0         0      (396)    (396)
Balance at 12/31/97        52   1,000    24,000   (31,000)    7,391    1,391
Net (loss)                  0       0         0         0        (6)      (6)
Balance at 12/31/98        52   1,000    24,000   (31,000)    7,385    1,385



See accompanying notes to financial statements










    (continued)
                                        F-4

CML CHURCH MORTGAGE, INC.
Statements of Cash Flows
Years ended December 31, 1998, 1997 and 1996


Cash flows from operating activities:
                                           1998        1997         1996

  Net income                          $      (6)        (396)         327
  Adjustments to reconcile net income to net cash
provided by(used) by operating activities:
     Increase(reduction) of mortgage-backed
       senior bonds, subordinated bonds
       & residual interest                (2,029)      11,287    (193,092)
     Provision for losses on other
       real estate owned                       0            0     168,666
     Reduction in allowance for loan
       losses                                  0            0           0
     Amortization of deferred issuance
       costs                              12,126       29,150      26,790
     Loss attributable to residual
       interest                                0       (1,002)          0
     Changes in operating assets and liabilities:
       Advances on bond redemptions      (26,182)     (14,292)      4,867
         Accrued interest receivable       2,953         (187)     13,110
         Accrued interest payable         (3,878)     (19,109)    (10,573)
         Other liabilities                     0       (3,387)       (333)
     Net cash provided(used) by
         operating activities            (17,016)       2,064       9,762


Cash flows from investing activities:

     Principal payments on mortgage
         loans                           346,952      854,003     598,994
     Decrease(increase) in receivable
         from sale ORE                         0      376,334    (376,334)
     Proceeds from sale of ORE                 0            0     551,334
         Net cash provided(used) by
            investing activities         346,952    1,230 337     773,994


Cash flows from financing activities:

     Purchase of common stock                  0            0     (31,000)
     Principal payments on mortgage-
        back sr bonds                   (366,328)  (1,256,886)   (752,870)
         Net cash used by financing
           activities                   (366,328)  (1,256,886)   (783,870)


Net decrease in cash and cash
     equivalents                         (36,392)     (24,485)       (114)
Cash and cash equivalents at beginning
     of year                             125,291      149,776     149,890
Cash and cash equivalents at end
     of year                              88,899      125,291     149,776
Supplemental disclosures of cash flow information -
     cash paid for interest              118,471      217,758     255,076


See accompanying notes to financial statements.





(continued)
                                        F-5

CML CHURCH MORTGAGE, INC.
Notes to Financial Statements
December 31, 1998 and 1997


    (1)  Organization and Summary of
                   Significant Accounting Policies

         Organization

CML Church Mortgage, Inc. (the Company) was incorporated in the State of Wisconsin on March 10, 1989, as a wholly-owned subsidiary of Christian Mutual Life Insurance Company (CML). The Company was organized to facilitate the financing of mortgage loans and is not permitted and does not intend to engage in any business activities other than (1) to issue bonds secured by promissory notes secured by first liens on real estate, (2) to purchase or otherwise acquire, own, hold, transfer, convey, assign, pledge, mortgage, finance, refinance and otherwise deal with such mortgage collateral, (3) to invest and reinvest the payments received with respect to the mortgage collateral fund from any disposition or liquidation of the mortgage collateral and (4) to engage in any activities incidental and necessary for such purposes.

On December 14, 1998, the Company's common stock was transferred to its ultimate parent, Central United Life Insurance Company (CUL) at which time it became a wholly owned subsidiary of CUL.

         Basis of Presentation
The financial statements have been prepared in accordance with generally accepted accounting principles.

The preparation of the financial statements requires management to make estimates and assumptions that affect amounts reported in the financial state-ments and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

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




                   (
continued)
                                        F-6

CML CHURCH MORTGAGE, INC.
Notes to Financial Statements
December 31, 1998 and 1997

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

Accrual of interest income on mortgage loans is discontinued when management has determined that the borrower will be unable to meet contractual obligations and/ or when loans are 90 days or more in arrears, except in certain instances where management believes that collateral held by the Company is clearly sufficient and full satisfaction of both principal and interest is highly probable. When a loan is placed on nonaccrual, all interest previously accrued but not collected is reversed against current period income. Nonaccrual loans may be returned to an accrual status when principal and interest payments are not delinquent and the risk characteristics of the loan have improved to the extent that there no longer exists a material concern as to the collectability of principal.

         Deferred Issuance Costs
Deferred issuance costs consist of underwriting discounts and other expenses of issuance and distribution of the mortgage-backed senior bonds. Such costs are amortized over the life of the outstanding bonds using a method which approx-imates the effective interest method, adjusted for prepayment.

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




(continued)
                                        F-7

CML CHURCH MORTGAGE, INC.
Notes to Financial Statements
December 31, 1998 and 1997

The residual interests are accounted for in a manner similar to a minority interest in a consolidated subsidiary. That is, income deemed attributable to the residual interests is reflected as a charge to income through a corre-sponding increase in the residual interest liability. Payments to the holders of the residual interest, when made, serve to reduce the liability account balance. If there are payment deficiencies on the senior bonds, the amounts accumulated on behalf of the residual interest must first be used to satisfy any remaining obligations to the senior bond holders, thereby reducing the liability account balance.

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



    (continued)
                                        F-8
CML CHURCH MORTGAGE, INC.
Notes to Financial Statements
December 31, 1998 and 1997

Operating expenses are charged to other expenses. Gains and losses upon dis-position are reflected in the statements of operations as realized.

         Federal Income Taxes
An election has been made to treat the Pools as real estate mortgage investment conduits (REMIC). A REMIC is not subject to federal taxation; rather, the income of the REMIC is taxable to the holders of interest thereon. Qualifi-cation as a REMIC requires ongoing compliance with certain conditions management believes the Company is in compliance with such conditions as of December 31, 1998. Accordingly, no provision for federal income taxes has been made for the years ended December 31, 1998, 1997 and 1996.

         Cash Equivalents
The Company considers all highly liquid investments with original maturities of less than 90 days to be cash equivalents.

         Long-Lived Assets
In the first quarter of 1996, the Company adopted the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in opera-tions when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company continually reviews its long-lived assets for impairments.

    Earnings Per Share

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128, which must be adopted for fiscal years ending after December 15, 1997, established standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation, with all prior period EPS data presented restated.

(2)      Cash and Cash Equivalents, Held By Trustee
Principal and interest payments received on the mortgage loans are controlled by a Trustee. These amounts are utilized to meet the semiannual interest payments on the mortgage-backed senior and subordinated bonds, to reduce the outstanding



              (c
ontinued)
                                        F-9
CML CHURCH MORTGAGE, INC.
Notes to Financial Statements
December 31, 1998 and 1997

principal balance on the bonds and to make payments to the holders of residual interests.

3)       Mortgage Loans, Held By Trustee
The mortgage loans, which serve as collateral for the mortgage-backed senior and subordinated bonds, consist of fixed interest rate real estate loans evidenced by promissory notes secured by mortgages or similar security interests which create a first lien on church buildings and related properties. The church buildings and properties securing the loans were located in 3 different states across the United States. All of the mortgage loans contain provisions pro-hibiting prepayment during periods ranging from approximately 36 months to 48 months from the date acquired by the Company. The mortgage loans, when originated, generally had loan-to-value ratios ranging between 43% and 65%.
The ability and willingness of these borrowers to honor their repayment commit-ments is generally dependent upon the financial condition of the church obligated as mortgagor which, in turn, depends on the contributions received from members of the congregation. Approximately 69% of the remaining balance receivable is due from one congregation.

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

In October 1996, the Company received an offer for the sale of the property "as is" for $520,000. Additionally, two settlements totaling $207,190 were made covering three incidents of substantial vandalism and theft of property at the church property since February 1996. As a result of these transactions, an additional $45,000 write-down was recorded in the third quarter of 1996. The adjusted carrying value of $675,000 reflects (1) the "as is" offer price of $520,000 less estimated cost to sell of approximately $52,000 and (2) the




                   (
continued)

                                        F-10
CML CHURCH MORTGAGE, INC.
Notes to Financial Statements
December 31, 1998 and 1997

$207,190 settlement amounts for repairs which will not be required if the property is sold "as is". A subsequent environmental inspection revealed asbestos that was exposed by the vandalism incidents. The cost of the asbestos removal was estimated at $150,000 further reducing the offer price to approx-imately $370,000. As a result, an additional $123,666 write-down was recorded at December 31, 1996.

The property was sold "as is" on December 30, 1996, for approximately $370,000 and the funds were received in early January 1997. The write-down recorded at December 31, 1996 was adjusted to $90,000 due to an over estimation of selling expenses, which is included in the increase of mortgage-backed senior bonds on the Statement of Operations.

    (5)  Mortgage-Backed Senior Bonds
Mortgage backed senior bonds held by the Company are comprised of two bonds backed by two separate pools of mortgages. The following details the compil-ation of the mortgage backed senior bonds as of December 31, 1998 and 1997:

                                                           1998
19
97
         Mortgage-backed senior bonds-Series 1            $ 1,791,513
  2,007,841
         Net reductions in Series 1 bonds                    (727,103)
(
727,103)
         Mortgage-backed senior bonds-Series 2                102,000
    252,000
                    Total                                   $ 1,166,410
  1,532,738

The following is a summary of the Series 1 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated August 1, 1989, and the outstanding principal amounts as of December 31, 1998 are as follows:


                                            Original  Outstanding
         Interest       Stated        principal    principal
         rate        maturity              amounts            amounts
         9.00 %     2/10/1994      $   262,000        60,362
         9.10       8/10/1994          277,000            63,818
         9.10       2/10/1995          329,000            75,798
         9.10       8/10/1995          348,000            80,176
         9.25       2/10/1996          406,000            93,539
         9.25       8/10/1996          430,000            99,068
         9.25       2/10/1997          493,000           113,582
         9.75       8/10/2001     5,506,000   1,205,170
                        Total              $ 8,051,000       1,791,513





(continued)
                                       F-11


CML CHURCH MORTGAGE, INC.
Notes to Financial Statements
December 31, 1998 and 1997


The above maturity schedule does not reflect the cumulative write-downs of Series 1 Senior Bonds of $727,103, $727,103 and $764,456 at December 31, 1998,
1997 and 1996, respectively (see notes 3 and 4). Management of the Company believes that if these write-downs are realized as a result of losses on the sale of other real estate owned or foregone interest income on nonperforming mortgage loans, the bondholders would incur losses on a pro-rata share of their investment in relation to the total outstanding senior bonds.

The following is a summary of the Series 2 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated August 1, 1990, and the outstanding principal amounts as of December 31, 1998 are as follows:

                                            Original            Outstanding
         Interest       Stated         principal    principal
         rate       maturity      amounts        amounts
         9.75%          4/10/1997  $   308,000            --
         9.85      10/10/1997          362,000             --
         9.85       4/10/1998          382,000                --
         10.50          4/10/2003    5,359,000       102,000
                        Total              $ 6,411,000         102,000

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

As originally documented, the Series 1 Senior Bonds were to be redeemed, to the extent of funds available, as follows:

    - Annually, the spread between mortgage interest received plus reinvestment earnings and interest on Series 1 Senior and Subordinated Bonds will be used to redeem a maximum of $68,750 of the Series 1 Senior Bonds maturing
August 10, 2001. Such annual redemptions will occur until an aggregate of $275,000 of such Series 1 Senior Bonds has been redeemed. Redemptions commenced February 10, 1990 and will continue thereafter on August 10 and February 10 of each year.




              (c
ontinued)
                                        F-12


CML CHURCH MORTGAGE, INC.
Notes to Financial Statements
December 31, 1998 and 1997


    - All payments, but not prepayments, of mortgage loan principal received through February 1, 1991, were used to effect redemptions of Series 1 Senior Bonds maturing February 10, 1991. Such redemptions commenced February
10, 1990.

    - Prepayments of mortgage loans collateralizing the Series 1 Senior Bonds shall be used to effect redemptions of Series 1 Senior Bonds with maturity dates occurring prior to or on the maturity date of the mortgage loan prior to prepayment.

Commencing August 1997, the Company began redeeming Series 1 Senior Bonds maturing August 10, 2001, presented for redemption by appropriate representa-tives of deceased holders, but only to the extent that funds are available in the principal account maintained by the Trustee.

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

The Series 2 Senior Bonds will be redeemed to the extent of funds available, as follows:

         - Annually, the spread between mortgage interest received plus reinvestment earnings and interest on Series 2 Senior and Subordinated Bonds will be used to redeem the Series 2 Senior Bonds maturing April 10, 2003. Such annual redemptions will occur until an aggregate of $204,100 of such Series 2 Senior Bonds have been redeemed. Redemptions commenced October 10, 1990 and will continue thereafter on April 10 and October 10 of each year.



(continued)
                                        F-13


CML CHURCH MORTGAGE, INC.
Notes to Financial Statements
December 31, 1998 and 1997


         - All payments, but not prepayments, of mortgage loan principal received through October 1, 1991, were used to effect redemptions of Series 2 Senior Bonds maturing October 10, 1991. Such redemptions commenced October
10, 1990.


Prepayments of mortgage loans collateralizing the Series 2 Senior Bonds shall be used to effect redemptions of Series 2 Senior Bonds with maturity dates occurring prior to or on the maturity date of the mortgage loan prior to prepayment.

Commencing October 1998, the Company began redeeming Series 2 Senior Bonds maturing April 10, 2003, presented for redemption by appropriate representatives of deceased holders, but only to the extent that funds are available in the principal account maintained by the Trustee.

In addition to the redemptions described above, the Company may, at its option, redeem all, but not less than all, of the outstanding Series 2 Senior Bonds at any time the aggregate principal amount outstanding is less than 20% of the aggregate principal amount originally issued.

Additional redemptions scheduled are as follows:

         Date
         of                                Principal
         redemption                             amount
         April 10, 1999                  $  90,000
         October 10, 1999                     103,000
         April 10, 2000                    100,000
         October 10, 2000                     111,000
         April 10, 2001                    118,000
         October 10, 2001                     122,000
         April 10, 2002                    122,000
         October 10, 2002                     112,000
         April 10, 2003                     29,000
         Total Series 2 Senior Bonds   $ 907,000

Mandatory redemptions shall be effected on a semiannual payment date and Series 2 Senior Bonds shall be selected for redemption by the Trustee by lot as provided in the Indenture.

    (6)  Mortgage-Backed Subordinated Bonds
On the date of issue of the Series 2 Senior Bonds, CML purchased a subordinated bond due on April 10, 2003 (the final maturity of the Series 2 Senior Bonds) in the principal amount of $204,100. The Series 2 Subordinated Bond bears interest




(continued)
                                        F-14


CML CHURCH MORTGAGE, INC.
Notes to Financial Statements
December 31, 1998 and 1997

at the rate of 11% per annum, payable semiannually, commencing October 10, 1990. Payments of principal and interest on the Series 2 Subordinated Bond are subor-dinated to the prior payment, when due, of interest at stated rates and prin-cipal on the Series 2 Senior Bonds. No payments have been made on the Subordinated Bond.


 (7)          Mortgage Loan Servicing
The mortgage loans held by the Trustee were originated by CML and were acquired by the Company from CML. The Company acquired 9 mortgage loans for $9,153,000 in 1989 and 10 mortgage loans for $8,164,000 in 1990. The amounts paid to acquire the loans represented the outstanding principal balance at date of acquisition. CUL is under contract with the Company to service the mortgage loans for an annual fee equal to 0.40% of the outstanding principal balance of mortgage loans collateralizing the Series 1 Senior Bonds and 0.45% of the outstanding principal balance of mortgage loans collateralizing the Series 2 Senior Bonds.

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













                                       F-15



Schedule IV - Mortgage Loans on Real Estate


       A                  B            C         D       E           F
G
         H

                                                                         Princ.

Face                   Amt of

Amount   Carry      loans
                        Int.        Final      Payment     Prior        of
Am
t        subject
   Description             Rate      Mat. Date  Terms      Liens       Mtg   of
Mtg    Delinq
                                                                         Pymts
                                                             (Notes 3 & 4)
Loveland Baptist
   Church               11.20%     02/01/2001    Note 1    None 896,143   896,14
3        0
Fontana, CA

The Way, The Truth, &
     The Life           11.65%  02/01/2003   Note 2   None 274,406  274,406
0
Decatur,  GA

El Bethel Temple        11.90%     04/01/2003    Note 2    None      17,502
17,502        0
Orlando, FL

Total                                                                      $
1,188,051     1,188,051   0


Reconciliation of mortgage carrying amounts (Column G)

Balance at Beginning of Period                                       1,535,004

Deduction During Period-
   Collection of Principal                                           (346,953)

Balance at End of Period                                                $
1,188,051

Notes:

1. The periodic payment terms for this mortgage loan are monthly level payments for 12 months, increasing by 5% on the payment due for August
1 of each year. This schedule is followed until maturity with no prepayment penalties.

2. The periodic payment terms for this mortgage loan are monthly level payments for 12 months, increasing by 5% on the payment due for May1 of each year. This schedule is followed until maturity with no prepayment penalties.

3. The aggregate cost for Federal income tax purposes is $1,199,636, which includes $11,585 for accrued interest receivable.

4.  The total amount acquired from controlled and other affiliates is $0.



                                        S-1



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

41       -    Form of Senior Bond (included in Exhibit 4.1), incorporated herein by
Reference to Exhibit 4.2 to Form 10K for the year ended December 31, 1990.


41       -    Form of Subordinated Bond (included in Exhibit 10.3),
incorporated herein
by  Reference to Exhibit 4.3 to Form 10K for the year ended December 31, 1990.

42       -    Form of Certificate of Residual Interest (included in Exhibit
10.3),
incorporated herein by Reference to Exhibit 4.4 to Form 10K for the year ended December 31, 1990.



                                        E-1

Exhibit 10.   Material Contracts


10.1     -    Purchase Agreement dated August 28, 1989 among the Company,
Christian
Mutual Life Insurance Company and M&I First National Bank, incorporated herein by Reference to Exhibit 10.1 to Form 10K for the year ended December 31, 1989.


11       -    Servicing Agreement dated August 28, 1989 among the Company, M&I
First
National Bank and Christian Mutual Life Insurance Company, incorporated   herein

by Reference to Exhibit 10.2 to Form 10K for the year ended December 31, 1989.

10.3     -    Subordinated Indebtedness and Residual Certificate Agreement
dated as of
August 1, 1989 among the Company, Christian Mutual Life Insurance Company and B.
C. Ziegler and Company, incorporated herein by Reference to Exhibit 10.3 to Form 10K for the year ended December 31, 1989.

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
dated as of
April 1, 1990 among the Company, Christian Mutual Life Insurance Company, and B.
C. Ziegler and Company, incorporated herein by Reference to Exhibit 10.3 to Form 10K for the year ended December 31, 1990.



















                                        E-2