Form 10-Q
period 1999-03-31
CML CHURCH MORTGAGE INC
filed 1999-07-09
CIK 847433

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ___________________________________


                                  FORM 10-Q
    (Mark one)

    (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE PERIOD ENDED March 31, 1999

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


At March 31, 1999 there were 52 shares of Common Stock, $1.00 par value, outstanding.







    PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

                        CML CHURCH MORTGAGE, INC.

                             Balance Sheets

                  March 31, 1999 and December 31, 1998

          Assets                                               March  31,
December 31,
                                                      1999           1998
                                                           Unaudited

Cash                                                       $    1,360

 1,385
Cash and cash equivalents, held by trustee             82,531             87,514
Total cash and cash equivalents                             83,891
88,89
9

Mortgage loans, held by trustee                       1,156,017        1,188,051
Advances on bond redemption                           126,513             96,612
Accrued interest receivable                                 8,231
11,58
4
Deferred issuance costs                                   16,487
18,396

Total assets                                          $ 1,391,139    $
1,403,542


  Liabilities and Stockholder's Equity

Mortgage-backed senior bonds                          $ 1,145,726         $
1,166,410
Mortgage-backed subordinated bonds                         204,100
204,1
00
Accrued interest payable                                   16,580         8,290
Residual interests                                        23,373
23,357

Total liabilities                                     $ 1,389,779     $
1,402,157

Stockholder's Equity:
   Common stock, par value $1.00 per share;
   56,000 shares authorized; 1,000 shares issued;
     52 shares outstanding                                 1,000
1,00
0
   Additional paid-in capital                              24,000
24,00
0
   Retained earnings                                          7,360        7,385

Subtotal                                                  32,360
32,385

   Less cost of 948 shares reacquired and
     held in treasury                                       (31,000)
(31,000)

Total stockholder's equity                                   1,360
1,385

Total liabilities and stockholder's equity            $ 1,391,139         $
1,403,542



See accompanying notes to the financial statements.



                             CML CHURCH MORTGAGE, INC.

                           Statements of Income
                               (Unaudited)

                                                  For the Three Months Ended
                                                           March 31,
                                                         1999
1998

Revenues:
   Interest on mortgage loans                         $     13,805       $
40,81
2
   Reduction of residual interest                            (16)
(125
)
   Reinvestment earnings on cash and cash equivalents
     held by trustee                                            948
1,74
9
   Other interest income                                           5
    6

Total revenues                                             $  14,742         $
42,442

Expenses:
   Interest                                                4,969
29,62
7
   Loan servicing fees                                     5,911
6,63
9
   Amortization of deferred issuance costs                 1,910
3,36
1
   Other expenses                                           1,977
2,809

Total expenses                                                14,767
42,436

Net income (loss)                                  $      (25)       $       6






See accompanying notes to the financial statements.



                        CML CHURCH MORTGAGE, INC.

                    Statements of Cash Flows
                             (Unaudited)

                                                    For the Three Months Ended
                                                             March 31,
                                                             1999        1998
Cash flows from operating activities:
   Net income (loss)                                      $    (25)  $
6
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Amortization of deferred issuance costs                  1,910
3,361
       (Increase) decrease in prepaid interest                (29,902)    (34,54
3)
       Reduction of residual interest                             16
126
       Decrease (increase) in accrued interest receivable  3,353          1,245
       Increase (decrease) in accrued interest payable          8,290

12,168
       (Decrease) increase in other liabilities                  ---
---
Net cash provided by (used in)
operating activities                                           (16,358)
(17,637)
Cash flows from investing activities:
   Principal payments on mortgage loans                         32,034   131,677

Net cash provided by investing activities                      32,034
131,677

Cash flows from financing activities:

  Principal payments on mortgage-backed senior bonds    (20,684)     (106,999)

Net cash used in financing activities                        (20,684) (106,999)

Net increase (decrease) in cash and cash equivalents       (5,008)        7,041

Cash and cash equivalents, beginning of period                 88,899
125,291

Cash and cash equivalents, end of period              $  83,891 $    132,332






See accompanying notes to financial statements.








                         CML CHURCH MORTGAGE, INC.

                    Notes to Financial Statements (Unaudited)

                             March 31, 1999

(1)  Basis of Presentation

The financial statements included herein have been prepared without audit by CML Church Mortgage, Inc. ("the Company"). Certain information and footnote dis-closures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information pre-sented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10K.

On January 1, 1995 the Company adopted Financial Accounting Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, which requires that creditors value all loans for which it is probable that the creditor will be unable to collect certain amounts due according to the terms of the loan agreement at the present value of expected future cash flows, dis-counted at the loan's effective interest rate, or observable market price of the impaired loan or the fair value of the collateral if the loan is collateral dependent. Management believes that loan carrying values and loan loss reserves provided in this 10-Q Filing comply with the requirements of this Statement.

(2)  Potential Problem Loan

The Company is closely monitoring one loan with a balance of $896,143 at March 31, 1999. Payments are current due to draws from the loan payment account. This account requires six (6) months of payments at all times. Weekly drafts in the amount of $6,787 to replenish the loan payment account have not been completed for twelve (12) of the drafts since September 1997. The borrower will attempt to make up this short-fall in the loan payment account beginning in April 1998. Weekly drafts of $6,787 were not completed on March 12, March 26, June 4 and June 11, 1998. No drafts have been completed since June 25, 1998. All other weekly drafts have been completed. None of the missed drafts have been replaced to date. Payment remains current due to draws from the loan payment account. A payment shortfall occurred on October 1, 1998. Remaining funds in the loan payment account were depleted causing a payment shortfall of $22,000. The pay-ment made on November 1, 1998 was $11,000 to cover the past due and current interest due. The Church has submitted paperwork to refinance the loan and has requested minimal payments of interest only until the refinance takes place. The estimated time of refinance is sixty (60) days.

(3)  Mortgage Loans, Held by Trustee

The mortgage loans, which serve as collateral for the mortgage-backed senior and subordinated bonds, consist of fixed interest rate real estate loans evidenced by promissory notes secured by mortgages or similar security interests which create a first lien on church buildings and related properties. All of the mortgage loans contain provisions prohibiting prepayment during periods ranging from approximately 36 months to 48 months from the date acquired by the Company. The mortgage loans, when originated, generally had loan-to-value ratios ranging between 43% and 65%. The ability and willingness of these borrowers to honor their repayment commitments is generally dependent upon the financial condition of the church obligated as mortgagor, which, in turn, depends on the contri-butions received from members of the congregation. Approximately 78% of the remaining balance receivable is due from one congregation.

(4)  Other Real Estate Owned

    There is no other real estate owned.


(5)  Mortgage-backed Senior Bonds

The following is a summary of the Series 1 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated August 1, 1989, and the outstanding principal amounts at March 31, 1999 follows:

                                                                  Outstanding
                                      Original                     Principal
Interest          Stated              Principal                    Amounts
  Rate           Maturity              Amounts                     03/31/99
  9.00         2/10/1994             $   262,000                $     59,665
  9.10         8/10/1994                 277,000                      63,081
  9.10         2/10/1995                 329,000                      74,923
  9.10         8/10/1995                 348,000                      79,250
  9.25         2/10/1996                 406,000                      92,458
  9.25         8/10/1996                 430,000                      97,924
  9.25         2/10/1997                 493,000                     112,271
  9.75         8/10/2001               5,506,000                   1,191,256
                                     $ 8,051,000                 $ 1,770,828

The above maturity schedule does not reflect the write-downs of Series 1 Senior Bonds totaling $727,103 which were recorded by the Company through March 31, 1999 (see note 4). Management of the Company believes that if these write-downs are realized as a result of losses on the sale of other real estate owned or foregone interest income on nonperforming mortgage loans, the bondholders would incur losses on a pro-rata share of their investment in relation to the total outstanding senior bonds.

The following is a summary of the Series 2 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated April 1, 1990 and the outstanding principal amount at March 31, 1999 follows:

                                                                 Outstanding
                                     Original                      Principal
Interest        Stated              Principal                      Amounts
  Rate          Maturity              Amounts                      03/31/99


10.50        4/10/2003              5,359,000                      102,000

Interest on senior bonds is payable semiannually. The amount to be paid bond-holders on each payment date is limited, however, to the funds available in the interest payment account.

The stated maturities are the dates on which the senior bonds will be fully paid, assuming no prepayments are received on the mortgage loans that serve as collateral. The actual maturities of the senior bonds will be shortened by prepayments on the mortgage loans and by any senior bond calls.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

First Quarter 1999 vs. First Quarter 1998

Revenues for the first quarter of 1999 include interest income of $5,810 and $7,995 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The corresponding revenues for the first quarter of 1998 include interest income of $28,730 and $12,082 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The lower income for 1999 is attributed to the lower principal balances of mortgages out-standing due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the church mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid.

Bond redemptions totaled $20,684 and $106,998 during the first quarter of 1999 and 1998, respectively.


 Other Real Estate Owned

    There is no other real estate owned.

Potential Problem Loan

The Company has been closely monitoring one mortgage loan with a balance of $896,143 at March 31, 1999. Payments are current due to draws from the loan payment account. This account requires six (6) months of payments at all times. Weekly drafts in the amount of $6,787 to replenish the loan payment account have not been completed for twelve (12) of the drafts since September 1997. The borrower will attempt to make up this short-fall in the loan payment account account beginning in April 1998. Weekly drafts of $6,787 were not completed on March 12, March 26, June 4 and June 11, 1998. No drafts have been completed since June 25, 1998. All other weekly drafts have been completed. None of the missed drafts have been replaced to date. Payment remains current due to draws from the loan payment account.

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

Each series of mortgage-backed bonds was structured in a manner such that principal and interest payments received from the related mortgage loans would be sufficient to fund all interest and principal payments on the bonds in addition to all other expenses of the Company. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations 1999 vs. 1998 interest income from mortgages backing the Series 1 bonds declined due to foregone interest income of a nonaccrual mortgage loan transferred to real estate owned coupled with yield losses due to mortgage loan prepayments. Because of these matters, the Company did not make $80,424 of principal payments scheduled for February 10, 1995 to holders of 9.10% unrated Series 1 senior bonds, $85,069 of principal payments scheduled for August 10, 1995 to holders of 9.10% unrated Series 1 senior bonds, $99,247 of principal payments scheduled for February 10, 1996 and $105,114 of principal payments scheduled for August 10, 1996 to holders of 9.25% unrated Series 1 senior bonds. On February 10, 1997, an additional $120,514 of principal payments was not paid as scheduled to the holders of 9.25% unrated Series 1 senior bonds. No assurance can be given as to the rate of prepayment of the mortgage loans or the amount of fore-gone interest income from loans in default which may occur in the future. The bonds are non-recourse bonds, and the holders of the bonds may not look to the Company or the Servicer, but may only look to the pool of mortgage loans and other assets securing the bonds for payment of principal and interest thereon. No mortgage loans securing any other series or bonds will be available to satisfy claims of holders of the bonds.


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

      None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

      None.


    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.


          Date                                  CML Church Mortgage, Inc.



     May 19, 1999                              By:     /s/ Daniel George
                                                  Daniel George, President







     May 19, 1999                              By:    /s/ Mary Lou Rainey
                                                 Mary Lou Rainey, Secretary