Form 10-Q
period 1999-06-30
CML CHURCH MORTGAGE INC
filed 1999-09-02
CIK 847433

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                        ___________________________________


                                       FORM 10-Q
                                       (Mark one)

                   (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                             FOR THE PERIOD ENDED June 30, 1999

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

                             Yes __x___     No ___



     Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


     At June 30, 1999 there were 52 shares of Common Stock, $1.00 par value, outstanding.














                             PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

                           CML CHURCH MORTGAGE, INC.

                                Balance Sheets

                    June 30, 1999 and December 31, 1998

                Assets                                  June  30,
December 31,
                                                  1999                1998
                                                          Unaudited

Cash                                                       $    1,335
         1,385
Cash and cash equivalents, held by trustee           14,360
87,514
Total cash and cash equivalents                           15,695
88,89
9

Mortgage loans, held by trustee                       896,143             1,188,
051
Advances on bond redemptions                          119,540
96,612
Accrued interest receivable                                42             11,584
Deferred issuance costs                                 13,641
18,396

Total assets                                    $1,045,061           $1,403,542


Liabilities and Stockholder's Equity

Mortgage-backed senior bonds                     $ 1,043,726         $ 1,166,410
Mortgage-backed subordinated bonds                         0
204,100
Accrued interest payable                                        0
8,290
Residual interests                                           0
23,357

Total liabilities                                $ 1,043,726         $ 1,402,157

Stockholder's Equity:
   Common stock, par value $1.00 per share;
   56,000 shares authorized; 1,000 shares issued;
     52 shares outstanding                                 1,000
    1,000
   Additional paid-in capital                              24,000
2
4,000
   Retained earnings                                        7,335
    7,385

Subtotal                                                32,335
32,385

   Less cost of 948 shares reacquired and
     held in treasury                                    (31,000)
(31,000)

Total stockholder's equity                                 1,335
    1,385

Total liabilities and stockholder's equity       $1,045,061               $
1,403,542



See accompanying notes to the financial statements.


                             CML CHURCH MORTGAGE, INC.

                              Statements of Income
                                  (Unaudited)

                                                For the Three Months Ended
                                                           June 30,
                                                         1999              1998


Revenues:
   Interest on mortgage loans                         $     15,996        $
38,1
79
   Reduction of residual interest                          15              342
   Reinvestment earnings on cash and cash equivalents
     held by trustee                                       226            1,330
   Other interest income                                        5
      6

Total revenues                                        $  16,242           $
39,857

Expenses:
   Interest                                                8,899
29,
587
   Loan servicing fees                                 4,601              5,961
   Amortization of deferred issuance costs                 1,712
  3,112
   Other expenses                                          1,055
  1,191

Total expenses                                               16,267
 39,851

Net income (loss)                                     $     (25)          $
 6







See accompanying notes to the financial statements.



                             CML CHURCH MORTGAGE, INC.

                              Statements of Income
                                  (Unaudited)

                                                 For the Six Months Ended
                                                          June 30,
                                                          1999
1998

Revenues:
   Interest on mortgage loans                         $     29,801        $
78,9
92
   Reduction of residual interest                         0           216
   Reinvestment earnings on cash and cash equivalents
     held by trustee                                       1,174
3,0
78
   Other interest income                                        10
13

Total revenues                                        $  30,985         $ 82,299

Expenses:
   Interest                                                13,868
59,2
14
   Loan servicing fees                                10,513              12,600
   Amortization of deferred issuance costs                 3,622
6,4
73
   Other expenses                                          3,032
4,000

Total expenses                                               31,035
82,287

Net income (loss)                                  $     (50)             $
12
































See accompanying notes to the financial statements.



                             CML CHURCH MORTGAGE, INC.

                              Statements of Cash Flows
                                  (Unaudited)

                                                      For the Six Months Ended
                                                              June 30,
                                                               1999
1998
Cash flows from operating activities:
   Net income (loss)                                    $            (50)  $
   12
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Amortization of deferred issuance costs                  4,755
    6,473
       (Increase) decrease in prepaid interest                  (22,928)
(
9,112)
       Reduction of residual interest                      (23,357)          216
       Decrease (increase) in accrued interest receivable       11,542
    2,049
       Increase (decrease) in accrued interest payable          (8,290)

(3,235)
       (Decrease) increase in other liabilities                   ---

   ---
Net cash provided by (used in)
operating activities                                            (38,328)

(4,029)
Cash flows from investing activities:
   Principal payments on mortgage loans                           291,908

225,574

Net cash provided by investing activities                       291,908
225,574

Cash flows from financing activities:
   Principal payments on mortgage-backed senior bonds    (326,784)
(189,998)

Net cash used in financing activities                         (326,784)
(189,998)

Net increase (decrease) in cash and cash equivalents           (73,204)
3
1,547

Cash and cash equivalents, beginning of period                   88,899

125,291

Cash and cash equivalents, end of period                   $   15,695       $
156,838




















See accompanying notes to financial statements.










                              CML CHURCH MORTGAGE, INC.

                         Notes to Financial Statements (Unaudited)

                                       June 30, 1999

(1)  Basis of Presentation

     The financial statements included herein have been prepared without audit by CML Church Mortgage,Inc. ("the Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10K.

     On January 1, 1995 the Company adopted Financial Accounting Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, which requires that creditors value all loans for which it is probable that the creditor will be unable to collect certain amounts due according to the terms of the loan agreement at the present value of expected future cash flows,discounted at the loan's effective interest rate,or observable market price of the impaired loan or the fair value of the collateral if the loan is collateral dependent. Managements believes that loan carrying values and loan loss reserves provided in this 10-Q Filing comply with the requirements of this Statement.

(2)  Potential Problem Loan

     The Company is closely monitoring one loan with a balance of $896,143 at June 30, 1999. Payments are current due to draws from the loan payment account. This account requires six (6) months of payments at all times. Weekly drafts in the amount of $6,787 to replenish the loan payment account have not been completed for twelve (12) of the drafts since September 1997. The borrower will attempt to make up this short-fall in the loan payment account beginning in April 1998. Weekly drafts of $6,787 were not completed on March 12, March 26, June 4 and June 11, 1998. No drafts have been completed since June 25, 1998. All other weekly drafts have been completed. None of the missed drafts have been replaced to date. Payment remains current due to draws from the loan payment account. A payment shortfall occurred on October 1,1998. Remaining funds in the loan payment account were depleted causing a payment shortfall of $22,000. The payment made on November 1, 1998 was $11,000 to cover the past due and current interest due. Due to the depletion of the loan payment account and the inability to make the weekly draft, the interest rate was raised to the default rate of 18% on April 1, 1999. The past due interest is 77,892 as of August 1, 1999. On August 5, 1999, Atlantic Escrow advised that an escrow had been opened to pay off the loan and a demand statement was requested. No closing date has been set.

(3)  Mortgage Loans, Held by Trustee

     The mortgage loans, which serve as collateral for the mortgage-backed senior and subordinated bonds, consist of fixed interest rate real estate loans evidenced by promissory notes secured by mortgages or similar security interests which create a first lien on church buildings and related properties. All of the mortgage loans contain provisions prohibiting prepayment during periods ranging from approximately 36 months to 48 months from the date acquired by the Company. The mortgage loans, when originated, generally had loan-to-value ratios ranging between 43% and 65%. The ability and willingness of these borrowers to honor their repayment commitments is generally dependent upon the financial condition of the church obligated as mortgagor, which, in turn,depends on the contributions received from members of the congregation. The remaining balance receivable is due from one congregation.

(4)  Other Real Estate Owned

     There is no other real estate owned.


(5)  Mortgage-backed Senior Bonds

     The following is a summary of the Series 1 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated August 1, 1989, and the outstanding principal amounts at June 30, 1999 follows:

                                                               Outstanding
                                       Original                 Principal
Interest          Stated               Principal                 Amounts
  Rate          Maturity                Amounts                 06/30/99

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

     The above maturity schedule does not reflect the write-downs of Series 1 Senior Bonds totaling $727,103 which were recorded by the Company through June 30, 1999 (see note 4). Management of the Company believes that if these write-downs are realized as a result of losses on the sale of other real estate owned or foregone interest income on nonperforming mortgage loans, the bondholders would incur losses on a pro-rata share of their investment in relation to the total outstanding senior bonds.

     The following is a summary of the Series 2 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated April 1, 1990 and the outstanding principal amount at June 30, 1999 follows:

                                                                 Outstanding
                                       Original                    Principal
Interest        Stated                Principal                    Amounts
 Rate          Maturity                Amounts                     06/30/99

10.50        4/10/2003                5,359,000                         ---

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Second Quarter 1999 vs. Second Quarter 1998

     Revenues for the second quarter of 1999 include interest income of $8,852 and $7,144 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The corresponding revenues for the second quarter of 1998 include interest income of $27,240 and $12,940 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The lower income for 1999 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the church mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid.

     Bond redemptions totaled $306,100 and $189,998 during the second quarter of 1999 and 1998, respectively.


Other Real Estate Owned

         There is no other real estate owned.

Potential Problem Loan

     The Company has been closely monitoring one mortgage loan with a balance of $896,143 at June 30, 1999. Payments are current due to draws from the loan payment account. This account requires six (6) months of payments at all times. Weekly drafts in the amount of $6,787 to replenish the loan payment account have not been completed for twelve (12) of the drafts since September 1997. The borrower will attempt to make up this short-fall in the loan payment account beginning in April 1998. Weekly drafts of $6,787 were not completed on March 12, March 26, June 4 and June 11, 1998. No drafts have been completed since June 25, 1998. All other weekly drafts have been completed. None of the missed drafts have been replaced to date. Payment remains current due to draws from the loan payment account. A payment shortfall occurred on October 1, 1998. Remaining funds in the loan payment account were depleted causing a payment shortfall of $22,000. The payment made on November 1, 1998 was $11,000 to cover the past due and current interest due. Due to the depletion of the loan payment account and the inability to make the weekly draft, the interest rate was raised to the default rate of 18% on April 1, 1999. The past due interest is 77,892 as of August 1, 1999. On August 5, 1999, Atlantic Escrow advised that an escrow had been opened to pay off the loan and a demand statement was requested. No closing date has been set.

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


Year 2000 Compliance

     The Company utilizes an external trustee to process the majority of its
mission critical transactions      and has gathered information about their
year
2000 compliance status.  he Company continues to monitor their compliance.




























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


           Date                                CML Church Mortgage, Inc.




     September 1, 1999                         By: /s/ Daniel George
                                                   Daniel George,President







     May 19, 1999                              By: /s/ Mary Lou Rainey
                                                  Mary Lou Rainey, Secretary