Form 10-Q
period 1999-09-30
CML CHURCH MORTGAGE INC
filed 1999-11-24
CIK 847433

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ___________________________________


                                       FORM 10-Q
                                       (Mark one)

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE PERIOD ENDED September 30, 1999

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


At September 30, 1999 there were 52 shares of Common Stock, $1.00 par value, outstanding.














                             PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

                              CML CHURCH MORTGAGE, INC.

                                   Balance Sheets

                     September 30, 1999 and December 31, 1998

           Assets                                 September  30,     December
31,
                                                 1999              1998
                                               Unaudited

Cash                                                  $    1,310              $
1,385
Cash and cash equivalents, held by trustee        985,709                87,514
Total cash and cash equivalents                       987,019             88,899

Mortgage loans, held by trustee                            0              1,188,
051
Advances on bond redemptions                     (43,581)            96,612
Accrued interest receivable                        89,593            11,584
Deferred issuance costs                               12,004
18,396

Total assets                                     $ 1,045,036              $1,403
,542


    Liabilities and Stockholder's Equity

Mortgage-backed senior bonds                     $ 1,043,726         $ 1,166,410
Mortgage-backed subordinated bonds                         0
204,100
Accrued interest payable                                   0              8,290
Residual interests                                         0
23,357

Total liabilities                                $ 1,043,726         $ 1,402,157

Stockholder's Equity:
   Common stock, par value $1.00 per share;
   56,000 shares authorized; 1,000 shares issued;
   52 shares outstanding                                   1,000
1,000
   Additional paid-in capital                         24,000              24,000
   Retained earnings                                      7,310
7,385

       Subtotal                                          32,335
32,385

   Less cost of 948 shares reacquired and
     held in treasury                                  (31,000)         (31,000)

Total stockholder's equity                               1,310
1,385

Total liabilities and stockholder's equity       $ 1,045,036         $ 1,403,542



See accompanying notes to the financial statements.


                                  CML CHURCH MORTGAGE, INC.

                                   Statements of Income
                                     (Unaudited)

                                                For the Three Months Ended
                                                       September 30,
                                                    1999
1998

Revenues:
   Interest on mortgage loans                          $ 182,076           $
33,
705
   Reduction of residual interest
1,036
   Reinvestment earnings on cash and cash equivalents
     held by trustee                                            81
    1,496
   Other interest income                                       5
         6

Total revenues                                        $   182,162
$
36,243

Expenses:
   Interest                                            179,671
23,56
7
   Loan servicing fees                                          648
    7,153
   Amortization of deferred issuance costs                 1,838
3,2
01
   Other expenses                                              30
     2,315

Total expenses                                             182,187
36,237

Net income (loss)                                $       (25)        $         6







See accompanying notes to the financial statements.




                                       CML CHURCH MORTGAGE, INC.

                                        Statements of Income
                                             (Unaudited)

                                                 For the Nine Months Ended
                                                          September 30,
                                                      1999
1998

Revenues:
   Interest on mortgage loans                    $     211,877           $
112,6
97
   Reduction of residual interest                                        1,252
   Reinvestment earnings on cash and cash equivalents
     held by trustee                                         1,254
    4,575
   Other interest income                                       15
      18

Total revenues                                        $  213,146
$
118,541

Expenses:
   Interest                                               193,539
    82,781
   Loan servicing fees                                11,160
19,7
53
   Amortization of deferred issuance costs                 5,460
    9,674
   Other expenses                                          3,062
  6,315

Total expenses                                              213,221
    118,523

Net income (loss)                                     $     (75)
$
    18
































See accompanying notes to the financial statements.



                                  CML CHURCH MORTGAGE, INC.

                                   Statements of Cash Flows
                                            (Unaudited)

                                                   For the Nine Months Ended
                                                         September 30,
                                                             1999
 1998
Cash flows from operating activities:
   Net income (loss)                                       $    (75)
$
18
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Amortization of deferred issuance costs             6,392
9,
674
       (Increase) decrease in prepaid interest               140,192
(43,656)
       Reduction of residual interest                   (23,357)
1,252
       Decrease (increase) in accrd int rec            (78,010)
3,960
       Increase (decrease) in accrued interest payable          (8,290)
    (7,248)
       (Decrease) increase in other liabilities                ---
     ---
Net cash provided by (used in)
operating activities                                       36,852
(38,504)
Cash flows from investing activities:
   Principal payments on mortgage loans                  1,188,051
304,217

Net cash provided by investing activities                  1,188,051
304,217

Cash flows from financing activities:
   Principal payments on mortgage-backed senior bonds (326,784)
(312,328)

Net cash used in financing activities                      (326,784)
(312,328)

Net increase (decrease) in cash and cash equivalents   898,119            32,137

Cash and cash equivalents, beginning of period                88,899
125,291

Cash and cash equivalents, end of period              $   987,018         $
93,175




















See accompanying notes to financial statements.










                                   CML CHURCH MORTGAGE, INC.

                         Notes to Financial Statements (Unaudited)

                                       September 30, 1999

(1)  Basis of Presentation

     The financial statements included herein have been prepared without audit by CML Church Mortgage, Inc. ("the Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggest that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10K.

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

(2)  Potential Problem Loan

     The Company is closely monitoring one loan with a balance of $896,143 at September 30, 1999. Payments are current due to draws from the loan payment account. This account requires six (6) months of payments at all times. On August 5, 1999, Atlantic Escrow advised that an escrow had been opened to pay off the loan and a demand statement was requested. Closing was on September 30, 1999 with funds to be dispursed to bondholders in October.

(3)  Mortgage Loans, Held by Trustee

     The mortgage loans, which serve as collateral for the mortgage-backed senior and subordinated bonds, consist of fixed interest rate real estate loans evidenced by promissory notes secured by mortgages or similar security interests which create a first lien on church buildings and related properties. All of the mortgage loans contain provisions prohibiting prepayment during periods ranging from approximately 36 months to 48 months from the date acquired by the Company. The mortgage loans, when originated, generally had loan-to-value ratios ranging between 43% and 65%. The ability and willingness of these borrowers to honor their repayment commitments is generally dependent upon the financial condition of the church obligated as mortgagor, which, in turn, depends on the contributions received from members of the congregation. The remaining balance receivable is due from on congregation.

(4)  Other Real Estate Owned

         There is no other real estate owned.


(5)  Mortgage-backed Senior Bonds

     The following is a summary of the Series 1 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated August 1, 1989, and the outstanding principal amounts at September 30, 1999 follows:

                                                                   Outstanding
                                           Original                  Principal
Interest          Stated                  Principal                   Amounts
  Rate           Maturity                   Amounts                  09/30/99
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

     The above maturity schedule does not reflect the write-downs of Series 1 Senior Bonds totaling $727,103 which were recorded by the Company through September 30, 1999. Management of the Company believes that if these write-downs are realized as a result of losses on the sale of other real estate owned or foregone interest income on nonperforming mortgage loans, the bondholders would incur losses on a pro-rata share of their investment in relation to the total outstanding senior bonds.

     The following is a summary of the Series 2 Senior Bonds. The interest rate, stated maturity and original principal amounts of these bonds, all dated April 1, 1990 and the outstanding principal amount at September 30, 1999 follows:

                                                                   Outstanding
                                      Original                       Principal
Interest        Stated               Principal                        Amounts
  Rate          Maturity              Amounts                       09/30/99

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Third Quarter 1999 vs. Third Quarter 1998

     Revenues for the third quarter of 1999 include interest income of $187,886 and $7,995 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The corresponding revenues for the third quarter of 1998 include interest income of $26,327 and $23,857 from mortgages backing the unrated Series 1 bonds and unrated Series 2 bonds, respectively. The lower income for 1999 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage amortization and loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the church mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid.

     Bond redemptions totaled $20,684 and $122,331 during the third quarter of 1999 and 1998, respectively.


 Other Real Estate Owned

    There is no other real estate owned.

Potential Problem Loan

     The Company has been closely monitoring one mortgage loan with a balance of $896,143 at September 30, 1999. Payments are current due to draws from the loan payment account. This account requires six (6) months of payments at all times. On August 5, 1999, Atlantic escrow advised that an escrow had been opened to pay off the loan and a demand statement was requested. Closing was on September 30, 1999 with funds to be dispursed to bondholders in October.

     In assessing the recoverability of loans, management evaluates information concerning the borrowers' financial condition and obtains updates of appraisals as considered necessary.

Liquidity and Capital Resources

     The Company has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.

     Each series of mortgage-backed bonds was structured in a manner such that principal and interest payments received from the related mortgage loans would be sufficient to fund all interest and principal payments on the bonds in addition to all other expenses of the Company. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations 1999 vs. 1998 interest income from mortgages backing the Series 1 bonds declined due to foregone interest income of a nonaccrual mortgage loan transferred to real estate owned coupled ith yield losses due to mortgage loan prepayments.
Because of these matters, the Company did not make $74,923 of principal payments scheduled for February 10, 1995 to holders of 9.10% unrated Series 1 senior bonds, $79,250 of principal payments scheduled for August 10, 1995 to holders of 9.10% unrated Series 1 senior bonds, $92,458 of principal payments scheduled for February 10, 1996 and $97,114 of principal payments scheduled for August 10, 1996 to holders of 9.25% unrated Series 1 senior bonds. On February 10, 1997, an additional $112,271 of principal payment was not paid as scheduled to the holders of 9.25% unrated series 1 senior bonds. No assurance can be given as to the rate of prepayment of the mortgage loans or the amount of foregone interest income from loans in default which may occur in the future. The bonds are non-recourse bonds, and the holders of the bonds may not look to the Company or the Servicer, but may only look to the pool of mortgage loans and other assets securing the bonds for payment of principal and interest thereon. No mortgage loans securing any other series or bonds will be available to satisfy claims of holders of the bonds.

Year 2000 Compliance

     The Company utilizes an external trustee to process the majority of its mission critical transactions and has gathered information about their year 2000 compliance status. The Company continues to monitor their compliance.














PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities

      None.

Item 3.  Defaults Upon Senior Securities

     As discussed in the Liquidity and Capital Resources Section of Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, interest income from mortgages backing the Series 1 bonds has been reduced since December 31, 1993 due to foregone interest income of a nonaccrual mortgage loan transferred to real estate owned coupled with yield losses due to mortgage loan prepayments. Because of these matters, the Company did not make $59,065 of principal payments scheduled for February 10, 1994 to holders of 9% unrated Series 1 senior bonds, $63,081 of principal payments scheduled for August 10, 1994 to holders of 9.10% unrated Series 1 senior bonds and $74,923 of principal payments scheduled for February 10, 1995 to holders of 9.10% unrated Series 1 senior bonds, $79,250 of principal payments scheduled for August 10, 1995 to holders of 9.10% unrated Series 1 senior bonds, $92,458 of principal payments scheduled for February 10, 1996 to holders of 9.25% unrated Series 1 senior bonds, $97,924 of principal payments scheduled for August 10, 1996 to holders of 9.25% unrated Series 1 senior bonds and $112,270 of principal payments scheduled for February 10, 1997 to holders of 9.25% unrated Series 1 senior bonds.


Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

      None.


    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          Date                                  CML Church Mortgage, Inc.




     November 22, 1999                          By:/s/ Daniel George
                                                   Daniel George, President






     November 22, 1999                          By:/s/ Mary Lou Rainey
                                                   Mary Lou Rainey, Secretary